Form 10QSB
period 2000-03-31
TCT FINANCIAL GROUP B INC
filed 2000-05-23
CIK 1096649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

[ ] Transition report under Section 13 OR 15(d) of the Exchange Act for the transition period from to


     Commission File Number:

                       Mirador Diversified Services, Inc.
--------------------------------------------------------------------------------
                 Name of Registrant as Specified in its Charter)

               Nevada                                    88-0431561
       ------------------------            ------------------------------------
       (State of Incorporation)            (I.R.S. Employer Identification No.)

               675 Lynnhaven Parkway 2nd Floor, Virginia Beach VA
--------------------------------------------------------------------------------
                         of Principal Executive Offices)

                        (757) 463-3303 fax (914) 412-2564
--------------------------------------------------------------------------------
                     Telephone Number, Including Area Code)

                           TCT Financial Group B, Inc.
--------------------------------------------------------------------------------
                                  (Former Name)

Mirador Diversified Services, Inc. (1) has filed all reports required by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months has been subject to such filing requirements for the past 90 days.
[X] Yes           [ ] No

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[ ] Yes           [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.001 PAR VALUE PER SHARE:  25,000,000  (AS OF JANUARY 1, 2000).
--------------------------------------------------------------------------------

Transition Small Business Disclosure Format   (check one) :
[ ]  Yes         [X] No

                        MIRADOR DIVERSFIED SERVICES, Inc.
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED March 31, 2000

                                TABLE OF CONTENTS



Item
----

PART  I - FINANCIAL INFORMATION
      Item 1.     Financial Statements.  (See attached)
      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Overview

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The following describes certain factors which produced changes in the results of operations of The Mirador Diversified Services, Inc. (the "Company") during the three months ended March 31, 2000 and as compared with the three and ended December 31, 1999 as indicated in the Company's Consolidated Financial Statements. The following should be read in conjunction with the Consolidated Financial Statements and related notes. Historical results of operations are not necessarily indicative of results for any future period. All material inter-company transactions have been eliminated in the results presented in this Quarterly Report.

     Certain matters discussed in this Quarterly Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance or achievements may differ significantly from the results, performance, or achievements expressed or implied in these forward-looking statements. See "-- Forward-Looking Statements."

OVERVIEW

THE COMPANY

     The Company was organized to acquire and develop companies with financial related products and services in various markets throughout the United States. In late 1999, the Company established a new strategic objective of refocusing the Company's mission to pursue new complimentary Internet-related and e-commerce opportunities in the mortgage banking markets. In The first quarter of 2000, the Company actively implemented its new mission by purchasing a company whose business thrust is in line with the new strategy. See "The Company's Business Case for New Electronic Commerce and Internet Business Directions."

     On February 10, 2000, the Company executed an agreement to acquire all outstanding common stock of Mirador Diversified Services, Inc., ("Mirador"), a privately held provider of Internet-based information and electronic commerce services servicing the Mortgage Banking market. The acquisition was finalized on March 15, 2000 and is consistent with the Company's new business objectives of pursuing Internet-based, business-to-business e-commerce opportunities. The Company is now operating MIRADOR as a wholly-owned subsidiary and plans to significantly expand MIRADOR's operations to offer new enhanced information services in the financial market, targeting existing and new corporate clients, property management groups, real estate agencies and worldwide strategic partners.

     Upon closing the Mirador acquisition, the Company established itself as a provider of Internet-based, electronic commerce services in a rapidly growing market for financial information services, serving an expanding base of households offering financial services via both E-commerce and conventional delivery methods.

MIRADOR'S principal service integrates a user-friendly, Internet-based interface with a sophisticated data-warehousing system to deliver automated solutions for the financial services market typically involving hundreds or, in some cases, thousands of properties and activities worldwide. By automating the users search process, and also providing user-friendly Internet access to a sophisticated data warehousing system, MIRADOR can provide dramatic cost savings to users, typically 25% or more compared to costs for manual processes. The Internet-based, electronic commerce and operational platforms developed to support MIRADOR can be used to address similar needs in other vertical markets.

     Since closing the MIRADOR transaction on March 15, 2000, the Company has provided new funding and achieved more than 5% percent growth of its corporate loan closings.

                      THE MIRADOR DIVERSFIED SERVICES, INC.
                         Quarterly Report on Form 10-QSB

                      For the Quarter Ended March 31, 2000

--------------------------------------------------------------------------------

The growth of loan clients attests to the Company's increasing market visibility and acceptance within the global mortgage banking community. The Company's Internet-based, e-commerce services are now being used by more than 35,000 hits per month producing an average of 700 mortgage loan applications per month. Additionally individual users of our mortgage loan service by homebuilders and real estate agencies are on the rise due to the expanded product line and the inclusion of E-commerce delivery methods. While there are no assurances such growth can be sustained or the Company will have sufficient funding to meet future needs, management believes the Company's growth and performance to date is consistent with the Company's objective of attaining a leadership position in the market for Internet-based, mortgage loan applications and expanding into other e-commerce services.

The integration of operations was consistent with the Company's planned strategy of refocusing its business objectives to pursue new e-commerce and Internet-based business opportunities to create significant shareholder value.

     The Company's principal executive offices are located at 675 Lynnhaven Parkway 2nd Floor, Virginia Beach Virginia, 23452 and its telephone number is
(757) 463-3303.

THE COMPANY'S BUSINESS CASE FOR NEW ELECTRONIC COMMERCE AND INTERNET BUSINESS DIRECTIONS

     Since inception, the Company has primarily pursued opportunities in the conventional financial services market. Recognizing the explosive growth of the Internet, and the long-term prospects for integrating Internet-based services with conventional delivery methods, in late 1999 the Company established a new business objective to pursue new opportunities on the Internet To User, ("I2U"), electronic commerce markets in conjunction with its consumer-based operations. In 1998, the consumer segment of electronic commerce consumer retailing revenues totaled $7.8 billion, with business-to-business e-commerce service revenues estimated at $43 billion, according to a recent study by Forrester Research, a leading information industry-consulting firm. By the year 2003, I2U e-commerce is expected to increase to $1.3 trillion, representing about 9% of all projected US trade in the year 2003. The recently closed acquisition of MIRADOR; the Company's initial step in entering the market for e-commerce, Internet-based electronic commerce services which management believes is the optimum strategy to deliver substantial value to the Company's shareholders.

     Another key element in the Company's new growth strategy is to focus on next generation, "pro-active" I2U electronic commerce solutions which employ e-commerce solutions to address labor-intensive processes, rather than to solely displace paper-based solutions. Management believes such pro-active e-commerce solutions, which go well beyond today's basic electronic cataloging, web portals and web-based ordering services, will change users' business processes, create significant operating efficiencies and dramatically reduce users' costs. More importantly, management believes such pro-active e-commerce services will play a key role in the future market for I2U e-commerce services described above. MIRADOR represents a pro-active e-commerce service, which in management's view, is ideally positioned to meet the needs of the financial services market. Mirador's expanding corporate user base demonstrates strong, growing market acceptance for the Company's e-commerce services. Since acquiring the new United Mortgagee subsidiary, the total base of users has increased to more than 700 clients per month as of May 2, 2000, further attesting to the growing acceptance of the Company's service.

     The Company is expanding its management team and plans to secure new financing to support both expansion of the MIRADOR revenue base, as well as development of new enhancements and related Internet-based services targeting the middle-income consumers.

See "Recent Events - Management Additions."

     While the outlook for Internet-based, electronic commerce services is impressive, there can be no assurances that the Company will secure the additional investment capital needed to succeed in this highly competitive, rapidly changing and technology driven market, nor are there any assurances that the Company's initial acquisition of MIRADOR will be successful. Investors should carefully review the risk factors described in this document and other documents filed by the Company with the Securities and Exchange Commission. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements."

PRODUCTS AND CUSTOMERS

     MIRADOR is the Company's current flagship service provider and is the first of a family of new Internet-based e-commerce services developed to meet the needs of the Company's customers and strategic partners. MIRADOR offers an Internet-based system that automates the process for providing consumers a financial check up. MIRADOR integrates a user-friendly Internet interface, sophisticated data-warehousing system and a powerful relational database system to deliver automated solutions for the referral process to assist its sales staff in crosses selling its services. MIRADOR is a retail provider of proven financial products via electronic commerce solutions that automate user application processes, dramatically reduces costs, eliminates paper-based communications, improves operations and enhances management control of labor and capital.

     The Company offers or expects to soon offer e-commerce solutions to its sales staff including:
     - On-site credit approval
     - Financial Needs Analysis
     - Data Management and Mining Companies
     - Real Estate-Agencies.

RECENT EVENTS

NONE

ISSUANCE OF SECURITIES



MANAGEMENT ADDITIONS

     In April of 2000, the Company appointed Elroy Eugene Gravely, Chief Executive Officer of the Company. Mr. John Jones, one of the co-founders of Mirador Diversified Services, Inc., was appointed Acquisitions Officer of the Company on April 13, 2000.

List all Officers and Directors

JOHN JONES, CEO/PRESIDENT, AGE: 50
Mr. Jones has more than twenty-seven years success as manager, administrator with several of the country's premiere fortune 500 companies as well as President and owner of several acquisitions including Mirador Diversified Services, Inc. As a licensed insurance agent of Jones Financial Services, Mr. Jones became a Regional Account Manager. For more than five years Mr. Jones coordinated implementation and servicing of new and existing accounts, introduced new products as well as product updates; he trained over 250 agents to utilize computer generated financial needs analysis and all fields of sales and marketing of Life, Health, Disability, HMO, Home and Auto Insurance Products. Through the computer generated financial needs analysis, he developed a system to generate mortgage sales using creative refinancing strategies involving debt consolidation.

ELROY "GENE" GRAVELY, CHAIRMAN,  AGE: 55
Co-Founder of California Finance Express, with 27 years mortgage and marketing experience. Former Western Vice President for Empire of America retail division. Second Vice President of Gill Mortgage Los Angeles Division. Responsible for development and implementation of marketing and origination strategies in specialized areas as FHA/VA Fannie Mae and HUD.

Located: Virginia Beach, VA

Linda Raynell, CORPORATE SECRETARY AND VICE PRESIDENT, AGE: 51
With over twenty years managing corporate recruitment with a major fortune 500 company Ms. Raynell has placed top corporate executives throughout the world. Ms. Raynell's experience includes extensive interface with foreign consulates involving visas, immigration and relocation of management and their families. As manager of over 500 employees Ms. Raynell implemented and obtained the corporation's ISO 9002 Quality Program for the employment services division. Her knowledge of corporate building and mass recruiting service infrastructure brings together MDSI's executive management team .

Located: Virginia Beach, VA

GARY DAUGHTREY, VICE PRESIDENT, AGE:  50
With more than 20 years financial services experience, co-founder has enjoyed double digit growth since inception of the company. Vice President comes with extensive experience as a Savings and Loan Workout specialist through locating and working investors from offshore to hard moneylenders. Rocky Mountain division is projecting more than $100,000,000 in gross mortgage loan production over the next twelve months.

Located: Denver, CO

CHARLES JAMES,  OUTSIDE DIRECTOR, AGE:  60
Over 30 years of experience in sales, sales management and aDMINISTRATION of life and health insurance products. Major strengths in problem solving, communication, motivation, organization, operations, recruiting, and training.

Professional employment history:

Direct sales and marketing activities. Supervise a sales force of over 500 employees. Develop marketing plans, sales strategies, and campaigns to achieve premium income and profit objectives. Manage an annual operating budget of over $2 million. Recruit, select, and provide management development manpower development, review procedures, and product development.

Successfully managed company marketing and sales forces through conversion from debit sales force to ordinary sales force Established a company record for now sales. Improved productivity reduced stiff and sales expenses.

Located: Los Angeles, CA

DAVID ALEXANDER, VICE PRESIDENT AGE:  33
Summary of Experience, as co-founder of Mirador Diversified Services, Inc. and Principle Engineer, Mr. Alexander brings to the organization 15 years of experience in the high tech industry in the development and testing of communications technology. He is currently involved with a leading developer and supplier of LIGHT PULSE FIBRE CHANNEL TECHNOLOGY, an ANSI standard communications interface that delivers unprecedented bandwith, connectivity and reliability to both I/O and networking applications offering full duplex fiber channel 1,065 Gb/s transfers with full support for FC services Class 2, 3 and intermixed, while extending connectivity distances up to 10 kilometers. His broad knowledge of networking capabilities will bring Mirador to the high performance levels to communicate and eliminate the bottlenecks that degrade performance.

Located:  Mission Viejo, CA

T.L. BYRD, OUTSIDE DIRECTOR AGE: 39
Summary of Experience, eighteen years of in-depth, diverse experience and proven ability in the management of services activities in the financial industry. Fourteen years experience at the management level. Effective in liaison with secondary marketing, underwriters, legal counsel, consultants, realtors, board members, investors and government agencies. Multi-disciplined background in the financial industry with direct experience in personnel administration, training and organizational goal setting. Education includes management and accounting training at the American Institute of Banking, and Jones Real Estate College Law Practice.

Located: Denver, CO

KENT D. STUCKI, COO AGE: 38
As Executive Account Manager at NCR/ATT, Mr. Stucki increased sales 300% through client development strategic planning. His operations expertise is valuable in both recruitment, cost assessment and quality control efficiency. As former owner and president of American Capital Mortgage Group, LLC.

Located: Denver, CO

RESULTS OF OPERATIONS


FIRST QUARTER OF 2000 COMPARED TO FOURTH QUARTER OF 2000

REVENUES

     The Company obtained the operations of its Internet-based information and electronic commerce services servicing the Mortgage Services market in the first quarter of 2000. E-commerce revenues for the first quarter of 2000 are expected to increase to $50,000 from $0 in the first quarter of 2000. The Company expects that revenues from MIRADOR will continue to grow at an accelerated rate on a long-term basis.

COST OF GOODS SOLD

     Total cost of money for the first quarter of 2000 increased primarily due to the Company's growing use of warehouse borrowing to fuel its loan volume.

GROSS PROFIT/MARGIN

     The gross profit margin for the first quarter of 2000 will increase in the future as the company's strategic partners initiate volume discount pricing to the Company for warehouse borrowing. The Company does not expect the variable portion of cost of loans sold to increase for 2000 due to the fact that costs are decreasing as we gain experience in the e-commerce marketplace.

OPERATING EXPENSES

     Selling, general and administrative expenses increased in the first quarter of 2000 from $0 in the fourth quarter of 1999 due to establishing a corporate structure for the holding company. The increase in selling, general and administrative expenses was due to the hiring and development of an experienced management and operations team. Wages and associated taxes increased in the first quarter of 2000 from $0 in the fourth quarter of 1999 those developing a corporate administrative staff. An increase in expenses related to consultants required while the Company was building its internal capabilities rose in the first quarter of 2000 from $0 in the fourth quarter of 1999. The Company expects to reduce its expenditures for external consultants in the future. Legal and professional fees increased in the first quarter of 2000 from $0 in the fourth quarter of 1999 the company's unusual high number of corporate strategic acquisitions. There are no comparisons for past performance due to the recent formation of the existing business.

     Operating expenses increased in the first quarter of 2000 from $0 in the fourth quarter of 1999. In addition to the increase in selling, general and administrative expenses discussed above, the increase in operating expenses was due to amortization of goodwill in association with the MIRADOR purchase. According to generally accepted accounting principles, the amortization expense of was recorded in the first quarter of 2000.

OTHER EXPENSES

     Interest expense increased in the first quarter of 2000 from $0 in the fourth quarter of 1999 due to the Company's obligations to lenders as the Company experienced more rapid growth.

LIQUIDITY AND CAPITAL RESOURCES

**   The Company has incurred significant operating and net losses as a result of the development and operation of its service platform and supporting networks. The Company does not expect such losses would continue to increase as the Company focus on the development, construction and expansion of its service platform and underlying networks and expands its customer base. Cash provided by operations would be sufficient to fund the regulated growth internally but would require additional funding for the planned expansion of the product offerings and resultant client base. The Company is continually reviewing various sources of additional financing to fund its growth. As of May1, 2000, the Company had received advances from private investors.

     At December 31, 1999, the Company consolidated the operations of six mortgage brokerages and one mortgage bank. The consolidated companies had cash and cash equivalents of $14,143,247 from the sale of the Company's e-commerce services and conventional lending. Net cash used by operating activities were $11,810,230 for that same period compared to $0 in the last three quarters of 1999.

**   Net cash provided by financing activities in the first three quarters of
2000 totaled will be determined at the completion of the first quarter audit. Cash, which consisted primarily of proceeds from, notes payable to the Company from private investors as compared to $0 in the last quarter of 1999.

RELATED PARTY TRANSACTIONS
NONE

FORWARD-LOOKING STATEMENTS
MARKET OPPORTUNITY -- The market for Mirador is virtually unbounded. While stock brokers and banks/insurance companies go after the top tier of the market and home finance companies go after the bottom of the market, no one has successfully defined a strategy for the bulk of the market -- homeowners making between $50-$100,000 per year.

The market opportunity as seen through Mirador's strategy is to capture the financial needs of mid-market homeowners. These homeowners are most often married with children with both parents working. These homeowners need all of the elements of financial assistance starting with a financial plan. From the financial plan the next steps are most often disability and/or life insurance followed by a savings and investing plan.

This market today is very poorly served and very fragmented. The mid-market homeowner has to deal with a mortgage company, insurance agent or two, a local bank, a stock broker, a tax preparation service, a home loan company, etc., etc. As a result, most of this market does not have even a basic financial plan or adequate life insurance. And the mid-market homeowner pays too much for financial products that are not well matched to their needs. For example, whole life and annuities are very high margin products for insurance agents, but are not usually good products for the middle-income market.

Mirador intends to rapidly become the dominant provider of financial products and service to the middle-income market by offering a bundle of offerings tailored to the needs of this market.

OFFERING OVERVIEW -- Mirador intends to enter the market with its mortgage products as currently structured and quickly add free financial planning based on its use of the data gathered in the mortgage application process. The free financial plan will be the platform for all of the other financial products.

In summary, Mirador has developed a phased approach to market entry and growth and has identified the key success factors at every step.

KEY PARTNERS -- Mirador will develop a network of key partners in technology, products and services, and distribution/sales. The first key partner is Info Well, based in Blue Bell, Pennsylvania.

Info Well has three products:

      WWW.INFOWELL.COM provides an automated interface to transmit the broker's loans to correspondent wholesale lenders for approval, plus order required vendor services (credit reporting agencies, appraisers, etc.) Wholesaler lenders and vendors pay transaction fees for broker business. WWW.E-REFERRAL.NET is the network of marketers that pay user fees for access to the extremely detailed consumer database. For example, insurance companies or credit card companies. Each broker "owns" their consumers' data that resides in secure Info Well "data vaults". Fees paid by the referred marketers are shared between the originating broker and InfoWell; WWW.WHEREAREMYPAPERS.COM is the consumer access portal. This allows consumers, each with their own secure web page, to view loan status and always have a place to find important papers such as their deed, title search, credit history, or mortgage information. Consumers will also find individually tailored offers from e-Referral.net participants. Brokers provide their customers a unique service and InfoWell will earn "click through" fees.

Mirador has strong development ties to InfoWell and intends on using the InfoWell products to process loans, to use the customer database for financial products, and to build a one-to-one relationship with the Mirador customers.

Mirador is in the development stage of an alliance with a national financial Services Company to cross sell mortgages, insurance and investments (mutual funds).

     Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets, growth in existing markets, and the Company's ability to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to:

- - THE COMPANY HAS A SHORT OPERATING HISTORY UPON WHICH TO BASE AN INVESTMENT DECISION. The Company established a new strategic objective of refocusing the Company's mission to pursue Internet-related and e-commerce opportunities in the financial services markets in late 1999. As a result, its business plan is currently in the early stage and, accordingly, the Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. To address these risks, the Company must, among other things, attract a number of major corporate clients/customers and strategic alliance partners, implement and successfully execute its marketing and sales strategy, and successfully recruit and motivate qualified sales and technical personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company. The likelihood of success of the Company must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development of an early stage business. It is impossible to predict the degree of success the Company will have in achieving its objectives.

      THE COMPANY REQUIRES SIGNIFICANT ADDITIONAL CAPITAL, WHICH IT MAY NOT BE ABLE TO OBTAIN. As the Company continues to implement its business plan, present sources of financing will not be adequate to support the Company's increased cash needs. Furthermore, the Company's entry into new Internet and electronic commerce business areas will create additional demands for investment capital. The Company may not be able to obtain future equity or debt financing on satisfactory terms or at all. If the Company fails to obtain necessary short-term financing, it will not be able to continue operations. Long-term liquidity will depend on the Company's ability to obtain long-term financing and attain profitable operations. The Company's auditors issued an opinion with its most recent audit of the Company's financial statements raising doubt about the Company's ability to continue as a going concern if it does not obtain additional debt or equity financing.

- - THE COMPANY'S FAILURE TO PROTECT OR MAINTAIN ITS INTELLECTUAL PROPERTY RIGHTS COULD PLACE IT AT A COMPETITIVE DISADVANTAGE AND RESULT IN LOSS OF REVENUE AND HIGHER EXPENSES. The Company's performance and ability to compete are dependent to a significant degree on its proprietary electronic commerce services. The steps the Company has taken to protect its proprietary intellectual property rights may not prevent or deter someone else from using or claiming rights to its intellectual property.

 Third party infringement or misappropriation of trade secrets, copyrights, trademarks or other proprietary information could seriously harm the Company's business. The Company also cannot assure that it will be able to prevent the unauthorized disclosure or use of its proprietary knowledge, practices and procedures if its senior managers or other key personnel leave it. In addition, although the Company believes that its proprietary rights do not infringe on the intellectual property rights of others, other parties may claim that it has violated their intellectual property rights. These claims even if not true, could result in significant legal and other costs and may distract management.

- - THE COMPANY'S BUSINESS PROSPECTS DEPEND ON DEMAND FOR AND MARKET ACCEPTANCE OF THE INTERNET. The Company is currently dependent on the Internet as an access and transmission medium to provide its services. Although the Company believes that the acceptability and usability of the Internet will increase over time, any increase in the rates charged by Internet service providers resulting in a decreased usage of the Internet or decreased use of the Internet for electronic commerce transactions, would have a materially adverse effect on the Company's operating margins. Failure to promote Internet access as the preferred means of accessing the Company's service could also have a materially adverse effect on the Company, including the possibility that the Company may need to significantly curtail or cease its Internet based e-commerce operations or to develop its own capabilities at a cost in excess of the Company's ability to fund such undertakings.

- - IF THE COMPANY'S MARKET DOES NOT GROW AS EXPECTED, ITS REVENUES WILL BE BELOW ITS EXPECTATIONS AND ITS BUSINESS AND FINANCIAL RESULTS WILL SUFFER.

     The Company is engaging in a developing business with an unproven market. Accordingly, it cannot accurately estimate the size of its market or the potential demand for its services. If its customer base does not expand or if there is not widespread acceptance of its products and services, its business and prospects will be harmed. The Company believes that its potential to grow and increase its market acceptance depends principally on the following factors, some of which are beyond its control:

          (a) The effectiveness of its marketing strategy and efforts;
          (b) Its product and service quality;
          (c) Its ability to provide timely, effective customer support;
          (d) Its distribution and pricing strategies as compared to its competitors;
          (e) Its industry reputation; and
          (f) General economic conditions.

- - ANY FAILURE OF THE COMPANY'S INTERNET AND E-COMMERCE INFRASTRUCTURE COULD LEAD TO SIGNIFICANT COSTS AND DISRUPTIONS WHICH COULD REDUCE REVENUES AND HARM BUSINESS AND FINANCIAL RESULTS. The Company's success,



PART  II  --OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings at this time and Management is not aware of any pending legal actions.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On ,April 13, 2000, the Company issued 25,000,000 shares of common stock in exchange for all of the stock outstanding of MIRADOR, Inc. The Company believes the issuance to be exempt under Section 4(2) of the Securities Act.

John Jones, acquired on APRIL 13, 2000, 5,000,000 shares pursuant to the terms and conditions of a merger agreement consummated on April 13, 2000 at the regular meeting of the shareholders of TCT Financial Group B, Inc. Said shares represent 20% percent of the voting shares of the Company. The source of the consideration was equity in Mirador Diversified Services Inc.

Linda Raynell acquired on April 13, 2000, 5,000,000 shares pursuant to the terms and conditions of a merger agreement consummated on April 13, 2000 at the regular meeting of the shareholders of TCT Financial Group B, Inc. Said shares represent 20% percent of the voting shares of the Company. The source of the consideration was equity in Mirador Diversified Services Inc.

T.L. Byrd, acquired on April 13, 2000, 250,000 shares pursuant to the terms and conditions of a merger agreement consummated on April 13, 2000 at the regular meeting of the shareholders of TCT Financial Group B, Inc. Said shares represent
 .01% percent of the voting shares of the Company. The source of the consideration was equity in Mirador Diversified Services Inc.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     No defaults upon senior securities occurred during the first quarter of 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the regular meeting of the security holders held in Las Vegas NV on April 13, 2000 the Security Holders approved the merger of TCT Financial Group B, Inc and Mirador Diversified Services Inc.. The Name of the Company was changed to reflect the merger.

ITEM 5.  OTHER INFORMATION.

On April 26, 2000 Mirador Diversified Services, Inc. (the Company) filed Articles of Merger with the Nevada Secretary of State changing the name of the Company from TCT Financial Group B, Inc. to Mirador Diversified Services, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits being filed with this Quarterly Report:

         27        Financial Data Schedule

     (b) The Company filed a Report on Form 8-K dated May 15, 2000 on May 15, 2000, relating to the Company's acquisition of MIRADOR DIVERSIFIED SERVICES, INC.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Mirador Diversified Services, Inc.

Date:  May 15, 2000           /s/
                              --------------------------------------------------
                              By John Edward Jones,
                              Chief Executive Officer

                                      INDEX

ARTICLE I -- SALE AND TRANSFER OF STOCK

      1.1     TCT Stock......................................................13
      1.2     Purchase Price.................................................13
      1.3     Spin-off of Operating Divisions................................13
      1.4     TCT Distribution...............................................13


ARTICLE II -- REPRESENTATIONS AND WARRANTIES OF Mirador Diversified Services

      2.1     Valid Corporate Existences; Qualification......................14
      2.2     Capitalization.................................................14
      2.3     Subsidiaries...................................................14
      2.4     Consents.......................................................14
      2.5     Title to Mirador Diversified Services Stock, etc...............15
      2.6     Financial Statements, etc......................................15
      2.7     Liabilities....................................................15
      2.8     Actions Since Mirador Diversified Services Balance Sheet Date..15
      2.9     Adverse Developments...........................................16
      2.10    Taxes..........................................................16
      2.11    Ownership of Assets; Trademarks, etc...........................16
      2.12    Litigation; Compliance with Law................................16
      2.13    Real Property..................................................16
      2.14    Agreements and Obligations; Performance........................16
      2.15    Permits and Licenses...........................................17
      2.16    Salary Information.............................................17
      2.17    Employee Benefit Plans.........................................17
      2.18    No Breach......................................................18
      2.19    Brokers........................................................18
      2.20    Untrue or Omitted Facts........................................18


ARTICLE III -- REPRESENTATIONS AND WARRANTIES OF TCT

      3.1     Valid Corporate Existence; Qualification.......................18
      3.2     Capitalization.................................................19
      3.3     Subsidiaries...................................................19
      3.4     Consents.......................................................19
      3.5     Corporate Authority............................................19
      3.6     Financial Statements, etc......................................19
      3.7     Liabilities... ................................................19
      3.8     Actions Since TCT Balance Sheet Date...........................19
      3.9     Adverse Developments...........................................20
      3.10    Taxes..........................................................20
      3.11    Ownership of Assets............................................20
      3.12    Litigation; Compliance with Law ...............................20
      3.13    Insurance......................................................20
      3.14    Permits and Licenses...........................................20
      3.15    Real Property..................................................21
      3.16    Agreements and Obligations; Performance........................21
      3.17    Banking Arrangements...........................................21
      3.18    Salary Information.............................................21
      3.19    Employment Benefit Plans.......................................21
      3.20    No Breach......................................................22
      3.21    Brokers........................................................22
      3.22    Untrue or Omitted Facts........................................22

ARTICLE IV -- PRE-CLOSING COVENANTS

      4.1     TCT and Mirador Diversified Services Covenants.................22


ARTICLE V -- CONDITIONS PRECEDENT TO THE OBLIGATION OF TCT TO CLOSE

      5.1     Representations and Warranties.................................23
      5.2     Covenants......................................................23
      5.3     Employee Contracts.............................................23
      5.4     No Actions.....................................................23
      5.5     Consents; Licenses and Permits.................................23
      5.6     Certificate....................................................23
      5.7     Additional Documents...........................................24
      5.8     Approval of Counsel............................................24


ARTICLE VI -- CONDITIONS PRECEDENT TO THE OBLIGATION OF
Mirador Diversified Services AND THE STOCKHOLDERS TO CLOSE

      6.1     Representations and Warranties.................................24
      6.2     Covenants......................................................24
      6.3     No Actions.....................................................24
      6.4     Consents; Licenses and Permits.................................24
      6.5     Certificate....................................................24
      6.6     Additional Documents...........................................24
      6.7     Approval of Counsel............................................24


ARTICLE VII -- CLOSING

      7.1     Location.......................................................25
      7.2     Items to be delivered by Mirador Diversified Services
              and its Stockholders...........................................25
      7.3     Items to be delivered by TCT...................................25
      7.4     Other Items to be delivered by TCT.............................25


ARTICLE VIII -- SURVIVAL OF REPRESENTATIONS; INDEMNIFICATION

      8.1     Survival. .....................................................25
      8.2     Indemnification................................................25
      8.3     Defense of Claims .............................................25
      8.4     Rights Without Prejudice.......................................25


ARTICLE IX -- TERMINATION AND WAIVER

      9.1     Termination....................................................26
      9.2     Waiver.........................................................26


ARTICLE X -- MISCELLANEOUS PROVISIONS

      10.1    Expenses.......................................................26
      10.2    Confidential Information.......................................26
      10.3    Modification, Termination or Waiver............................26
      10.4    Publicity......................................................27
      10.5    Notices........................................................27
      10.6    Binding Effect and Assignment..................................27
      10.7    Entire Agreement...............................................27
      10.8    Exhibits.......................................................27
      10.9    Governing Law..................................................27
      10.10   Counterparts...................................................27
      10.11   Section Headings...............................................28

      Schedule of Exhibits

      AGREEMENT AND PLAN OF REORGANIZATION


AGREEMENT AND PLAN OF REORGANIZATION dated March 7, 2000 (The Agreement) by and among TCT Financial Group B, Inc a Nevada Corporation (TCT) and Mirador Diversified Services, Inc, a Nevada Corporation ("Mirador"). The TCT stockholders desire to acquire 100% of the issued and outstanding shares of capital stock of Mirador Diversified Services, Inc. ("Mirador Diversified Services") in a tax-free reorganization within the meaning of Section 368
(a)(1)(B) of the Internal Revenue Code of 1986 (the "Reorganization"). Upon completion of such tax free reorganization Mirador Diversified Services shall, subject to the terms and conditions of this Agreement and Plan of Reorganization, effect a change of the domicile reflecting the merger of Mirador Diversified Services and TCT may effect a name change a further change of the symbol used to identify the corporation for the purpose of trading the corporation's securities.

           NOW, THEREFORE, in consideration of the mutual benefits to be derived hereby and the representations, warranties, covenants and agreements herein contained, and in certain of the schedules attached hereto TCT, Mirador Diversified Services and the Mirador Diversified Services Stockholders agree as follows:

ARTICLE I--Sale and Transfer of Stock.

      1.1 TCT Stock. Upon the terms and subject to the conditions hereinafter set forth, at the Closing (as hereinafter defined in Section 7.1), TCT shall sell, transfer and deliver to Mirador Diversified Services and Mirador Diversified Services shall acquire all of the shares of Common Stock of TCT Financial Group B, Inc., (the "TCT Stock"), free and clear of all liens, pledges, encumbrances, charges and claims thereon, as follows: at Closing Twenty Five Million TCT shares shall be delivered to the Mirador Diversified Services Inc, shareholders and certificates for the TCT shares shall be delivered to Scott N. Alperin Attorney at Law 5th Floor, Pembroke One Building, Virginia Beach, VA 23462 as Escrow Agent, to be delivered to the Mirador Diversified Services shareholders upon satisfaction of the conditions precedent to the closing.. The capitalization of TCT is set forth and described in Schedule 1 hereto. Certificates evidencing the TCT Stock and or other evidence of ownership where stock certificates have not been formally issued, will be delivered to Mirador Diversified Services duly endorsed in blank or accompanied by appropriate stock powers and/or transmittal forms, endorsed in blank. Such certificates and or other evidence of ownership shall also be accompanied by evidence satisfactory to Mirador Diversified Services of TCT's payment of any applicable transfer taxes.

      1.2 Purchase Price. Upon the sale, transfer and delivery to Mirador Diversified Services by TCT of the TCT Stock as set forth in Section 1.1, and in consideration therefore, Mirador Diversified Services shall deliver to TCT certificates evidencing an aggregate of Twenty Five Million shares of Common Stock, par value one tenth of a mil, of Mirador Diversified Services (the "Mirador Stock") in the names and denominations as set forth on Schedule 2 hereto.

      1.3 Shareholder Voting. Upon receipt of written notice that Mirador Diversified Services wishes to either spin-off or reclaim its securities under
1.3 and until TCT distributes the capital stock of Mirador Diversified Services as provided in Section 1.3, John Edward Jones shall have the sole and exclusive right to vote the shares of capital stock issued to the shareholders of the Mirador Diversified Services.

      1.4 Restrictions on Mirador Diversified Services Shareholders. Until the commitments of Section 1.3(c) are satisfied in full, Mirador Diversified Services shareholders agree not to sell or otherwise dispose of any of the TCT Shares.

ARTICLE II --Representations and Warranties of Mirador Diversified Services.

      Mirador Diversified Services and John Edward Jones as President of Mirador Diversified Services, make the following representations and warranties to TCT each of which shall be deemed material. (TCT in executing, delivering and consummating this Agreement, has relied and will rely upon the correctness and completeness of each of such representations and warranties):

      2.1 Valid Corporate Existences; Qualification. Mirador Diversified Services is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada. Mirador Diversified Services has the corporate power to carry on its business as now conducted and to own its assets. Mirador Diversified Services is qualified to conduct business in any other jurisdiction, there being no jurisdiction in which failure to qualify would have a material adverse effect on Mirador Diversified Services, and its assets, properties or business, and there has not been any claim by any other jurisdiction to the effect that Mirador Diversified Services is required to qualify or otherwise be authorized to do business as a foreign corporation therein. A copy of Mirador Diversified Services's Certificate of Incorporation (certified by the appropriate official of the State of Nevada) and By-laws (certified by Mirador Diversified Service's Secretary), as amended to date, which will be delivered to TCT at or prior to the Closing, are true and complete copies of those documents as now in effect. The minute books of Mirador Diversified Services contain accurate records of all meetings of its Board of Directors, and stockholders since its incorporation, and accurately reflect all transactions referred to therein.

      2.2 Capitalization. The authorized capital stock of Mirador Diversified Services consists of Twenty Fifty Million shares of Common Stock, par value, one tenth of a mill , of which Twenty Five Million shares are issued and outstanding. All of such shares of Common Stock are duly authorized and validly issued and outstanding, fully paid and non-assessable. There are no subscriptions, options, warrants, rights or calls or other commitments or agreements to which Mirador Diversified Services is a party or by which it is bound, calling for the issuance, transfer, sale or other disposition of any class of securities of Mirador Diversified Services. There are no outstanding securities of Mirador Diversified Services convertible or exchangeable, actually or continently, into shares of Common Stock or any other securities of Mirador Diversified Services.

      2.3 Subsidiaries. Mirador Diversified Services has no subsidiaries, except for United Mortgagee, Inc..

      2.4 Consents. There are no consents of governmental and other regulatory agencies, foreign or domestic, and of other parties required to be received by or on the part of Mirador Diversified Services, or the Mirador Diversified Services Stockholders to enable each of such persons to enter into and carry out this Agreement in all material respects.

      2.5 Title to Mirador Diversified Services Stock, etc. Mirador Diversified Services has the power to enter into this Agreement and to carry out its obligations hereunder. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by the Board of Directors of Mirador Diversified Services and no other corporate proceedings on the part of Mirador Diversified Services are necessary to authorize the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby. This Agreement constitutes the valid and binding obligation of Mirador Diversified Services and the Mirador Diversified Services Stockholders and is enforceable in accordance with its terms. The Mirador Diversified Services Stockholders are, and at the Closing will be the sole record and beneficial owners of the respective shares of Mirador Diversified Services Stock held by them, free and clear of all liens, charges, encumbrances and claims. The Mirador Diversified Services Stockholders have, and at the Closing will have, good and marketable title to their respective shares of Mirador Diversified Services Stock and subject to pertinent federal and state rules and regulations, pertaining to the sale of unregistered securities, the absolute and unqualified right to sell, transfer and deliver the Mirador Diversified Services Stock to TCT. The delivery of the Mirador Diversified Services Stock to TCT at the Closing pursuant to the provisions of this Agreement will transfer valid title thereto, free and clear of all manner of liens, pledges, encumbrances, charges and claims.

      2.6 Financial Statements. Etc. The balance sheet for Mirador Diversified Services for 12 months ended December, 1999, a copy of which shall delivered to TCT within 15 days of the date hereof shall fairly present the financial position of Mirador Diversified Services as of said date.

      2.7 Liabilities. As at December 31, 1999 (the Mirador Diversified Services Balance Sheet Date) and as of the date hereof, Mirador Diversified Services had no material debts, liabilities or obligations, contingent or absolute, in excess of $1,000, other than those debts, liabilities and obligations reflected or reserved against in Mirador Diversified Service's Balance Sheet at the Mirador Diversified Services Balance Sheet Date, except those arising in the ordinary and usual course of its business.

      2.8 Actions Since Mirador Diversified Services Balance Sheet Date. Except as otherwise expressly provided or set forth in, or required by, this Agreement, since the Mirador Diversified Services Balance Sheet Date, Mirador Diversified Services has not: (i) issued or sold, or agreed to issue or sell any of its capital stock or options, warrants, rights or calls to purchase such stock, any securities convertible or exchangeable into such capital stock or other corporate securities, or effected any subdivision or other re-capitalization affecting its capital stock; (ii) incurred any material obligation or liability, absolute or contingent, except those arising in the ordinary and usual course of its business; (iii) discharged or satisfied any lien or encumbrance, except in the ordinary and usual course of business, or paid or satisfied any liability, absolute or contingent, other than liabilities as at the Mirador Diversified Services Balance Sheet Date and current liabilities incurred since the Mirador Diversified Services Balance Sheet Date in the ordinary and usual course of business; (iv) made any wage or salary increases or granted any bonuses other than wage and salary increases and bonuses granted in accordance with its normal salary increase and bonus policies; (v) mortgaged, pledged or subjected to any lien, pledge, charge or other encumbrance any of its properties or assets, or permitted any of its property or assets to be subjected to any lien or other encumbrance, except in the ordinary and usual course of business; (vi) sold, assigned or transferred any of its properties or assets, except in the ordinary and usual course of business; (vii) entered into any transaction or course of conduct not in the ordinary and usual course of business; (viii) waived any rights of substantial value, or canceled, modified or waived any indebtedness for borrowed money held by it, except in the ordinary and usual course of business; (ix) declared, paid or set aside any dividends or other distributions or payments on its capital stock, or redeemed or repurchased, or agreed to redeem or repurchase, any shares of its capital stock; (x) made any loans or advances to any person, or assumed, guaranteed, endorsed or otherwise became responsible for the obligations of any person; or (xi) incurred any indebtedness for borrowed money (except for endorsement, for collection or deposit of negotiable instruments received in the ordinary and usual course of business).

      2.9 Adverse Developments. Since the Mirador Diversified Services Balance Sheet Date, there have been no material adverse changes in the assets, properties, operations or financial condition of Mirador Diversified Services, and no event has occurred which could be reasonably expected to have a materially adverse effect upon the business of Mirador Diversified Services and the Mirador Diversified Services Stockholders, after reasonable inquiry, do not know of any development of a nature that is, or which could be reasonably expected to have a materially adverse effect upon the respective business of Mirador Diversified Services or upon any of its assets, properties, operations or financial condition, including, without limitation, the loss of any licenses or permits, suppliers, customers or employees, which loss would be of a materially adverse nature.

      2.10 Taxes. All taxes, including without limitation, income property, sales, use, franchise, capital stock, excise, employees income, withholding, social security and unemployment taxes imposed by the United States, or any state, have been paid or Otherwise provided for.

      2.11 Ownership of Assets; Trademarks. Etc. Mirador Diversified Services owns outright, and has good and marketable title to all of its assets, properties and businesses (including all assets reflected in the Mirador Diversified Services Balance Sheets, except as the same may have been disposed of in the ordinary course of business since the Mirador Diversified Services Balance Sheet Date), free and clear of all liens, mortgages, pledges, conditional sales agreements, restrictions on transfer or other encumbrances or changes.

      2.12 Litigation; Compliance with Law. There are no actions, suits, proceedings or governmental investigations relating to Mirador Diversified Services or its properties, assets or business pending or, to the knowledge of Mirador Diversified Services and the Mirador Diversified Services Stockholders after reasonable inquiry, threatened, or any order, injunction, award or decree outstanding, against Mirador Diversified Services or against or relating to its properties assets or business; and neither Mirador Diversified Services, nor the Mirador Diversified Services Stockholders, after reasonable inquiry, knows of any basis for any such actions, suits or proceedings within the past two (2) years or any such governmental investigations, orders, injunctions or decrees at any time in the past. To the best of Mirador Diversified Services's knowledge, as it relates to compliance with laws, it is not in violation of any law, regulation, ordinance, order, injunction, decree, award, or other requirement of any governmental body, court or arbitrator relating to its properties, assets or business, the violation of which would have a material adverse effect on Mirador Diversified Services.

      2.13 Real Property. Exhibit 2.13 sets forth a copy of Mirador Diversified Service's lease. Mirador Diversified Services does not own outright the fee simple title in and to any real property. The lease is now in full force and effect, and all amounts payable thereunder have been paid. All uses of the leased real property by Mirador Diversified Services conform, in all material respects, to all the terms of the lease relating thereto.

      2.14 Agreements and Obligations; Performance. Exhibit 2.14 sets forth a list of agreements Mirador Diversified Services is a party. (The "Listed Agreements"). Other than the Listed Agreements, Mirador Diversified Services is not party to, or bound by any: (i) written or oral agreement or other contractual commitment, understanding or obligation which involved aggregate payments or receipts in excess of $1,000 (except for open purchase and sales orders in the ordinary course of business); (ii) contract, arrangement, commitment or understanding which involves aggregate payments or receipts in excess of $1,000 that cannot be canceled on thirty (30) days or less notice without penalty or premium or any continuing obligation or liability (except for open purchase and sales orders in the ordinary course of business); (iii) contractual obligation or contractual liability of any kind to any of the Mirador Diversified Services Stockholders; (iv) contract, arrangement, commitment or understanding with its customers or any officer, employee, stockholder, director, representative or agent thereof for the repurchase of products, sharing of fees, the rebating of charges to such customers, bribes, kickbacks from such customers or other similar arrangements; (v) contract for the purchase or sale of any materials, products or supplies which contain, or which commits or will commit it for a fixed term; (vi) contract of employment with any officer or employee not terminable at will without penalty or premium or any continuing obligation or liability; (vii) deferred compensation, bonus or incentive plan or agreement not cancelable at will without penalty or premium or any continuing obligation or liability; (viii) management or consulting agreement not terminable at will without penalty or premium or any continuing obligation or liability; (ix) lease for real or personal property (including borrowings thereon), license or royalty agreement; (x) union or other collective bargaining agreement; (xi) agreement, commitment or understanding relating to indebtedness for borrowed money; (xii) contract which, by its terms, requires the consent of any party thereto to the consummation of the transactions contemplated hereby; (xiii) contract containing covenants limiting the freedom of Mirador Diversified Services to engage or compete in any line or business or with any person in any geographical area; (xiv) contract or option relating to the acquisition or sale of any business; (xv) voting trust agreement or similar stockholders' agreement; (xvi) option for the purchase of any asset, tangible or intangible; or (xvii) other contract, agreement, commitment or understanding which materially affects any of its properties, assets or business, whether directly or indirectly, or which was entered into other than in the ordinary course of business. A true and correct copy of each of the written Listed Agreements has been delivered to TCT. Mirador Diversified Services has in all material respects performed all obligations required to be performed by it to date under all of the Listed Agreements, is not in default in any material respect under any of the Listed Agreements and has received no notice of any default or alleged default thereunder which has not heretofore been cured or which notice has not heretofore been withdrawn.

      2.15 Permits and Licenses. Mirador Diversified Services and the Mirador Diversified Services Shareholders, to the best of their knowledge, believe that Mirador Diversified Services has all permits, licenses, orders and approvals of all federal, state, local and foreign governmental or regulatory bodies required of it to carry on its business as presently conducted; all such other permits, licenses, orders, franchises and approvals are in full force and effect, and, after reasonable inquiry, no suspension or cancellation of any of such other permits, licenses, etc. is threatened; and Mirador Diversified Services is in compliance in all material respects with all requirements, standards and procedures of the federal, state, local and foreign governmental bodies which have issued such permits, licenses, orders, franchises and approvals.

      2.16 Salary Information. Mirador Diversified Services has not paid salaries or made bonus commitments to any of its present officers or other employees or agents except as setforth in schedule 2.16.

      2.17 Employee Benefit Plans. Mirador Diversified Services does not maintain or make any employer contributions under any pension" or o o welfare o
o Benefit it plans, as such the Employee Retirement Income Security Act of 1974, as amended, defines term.

      2.18 No Breach. Neither the execution and delivery of this Agreement nor compliance by Mirador Diversified Services and the Mirador Diversified Services Stockholders with any of the provisions hereof, nor the consummation of the transactions contemplated hereby, will: (a) violate or conflict with any provision of the Certificate of Incorporation or By-laws of Mirador Diversified Services; (b) violate or, alone or with notice or the passage of time, result in the material breach or termination of, or otherwise give any contracting party the right to terminate, or declare a default under, the terms of any agreement or other document or undertaking, oral or written to which Mirador Diversified Services or any of the Mirador Diversified Services Stockholders is a party or by which any of them or any of their respective properties or assets may be bound (except for such violations, conflicts, breaches or defaults as to which required waivers or consents by other parties have been, or will, prior to the Closing, be obtained); (c) result in the creation of any lien, security interest, charge or encumbrance upon any of the properties or assets of Mirador Diversified Services pursuant to the terms of any such agreement or instrument;
(d) violate any judgment, order, injunction, decree or award against, or binding upon, Mirador Diversified Services, or upon their respective properties or assets; or (e) violate any law or regulation of any jurisdiction relating to Mirador Diversified Services, its securities, assets or properties.

      2.19 Brokers. All negotiations relative to this Agreement and the transactions contemplated hereby have been carried on directly with TCT without the intervention of any broker, finder, investment banker or other third party. Mirador Diversified Services has not engaged, consented to, or authorized any broker, finder, investment banker or other third party to act on its behalf, directly or indirectly, as a broker or finder in connection with the transactions contemplated by this Agreement, and Mirador Diversified Services agrees to indemnify TCT against, and to hold it harmless from any claim for brokerage or similar commissions or other compensation which may be made against TCT by any third party in connection with any of the transactions contemplated hereby which claim is based upon any action by Mirador Diversified Services.

      2.20 Untrue or Omitted Facts. No representation, warranty or statement by Mirador Diversified Services or any of the Mirador Diversified Services Stockholders in this Agreement contains any untrue statement of a material fact, or omits or will omit to state a fact necessary in order to make such representations, warranties or statements not materially misleading. Without limitation of the foregoing, there is no fact known to Mirador Diversified Services, after reasonable inquiry, that has had, or which may be reasonably expected to have, a materially adverse effect on Mirador Diversified Services or any of its assets, properties, operations or businesses that has not been disclosed in writing to TCT.

ARTICLE III-- Representations and Warranties of TCT.

      TCT makes the following representations and warranties to Mirador Diversified Services, each of which shall be deemed material (and Mirador Diversified Services and the Mirador Diversified Services Stockholders, in executing, delivering and consummating this Agreement, have relied and will rely upon the correctness and completeness of each of such representations and warranties):

      3.1 Valid Corporate Existences; Qualification. TCT is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada and has the corporate power to carry on its business as now conducted and to own its assets. TCT is not qualified to conduct business as a foreign corporation in any jurisdiction, there being no jurisdiction in which failure to qualify would have a material adverse effect on TCT and its assets, properties or business, and there has not been any claim by any jurisdiction to the effect TCT is required to qualify or otherwise be authorized to do business as a foreign corporation therein. The copies of the Certificate of Incorporation (as certified by the Secretary of the State of Nevada) and By-laws (as certified by the Secretary of TCT, as the case may be) of TCT, as amended to date, which will be delivered to Mirador Diversified Services prior to the Closing, are true and complete copies of those documents as now in effect.

      3.2 Capitalization. The capitalization of TCT is fully set forth described in Schedule 1 hereto including all shares of capital; stock issuable upon exercise of warrants and other options. At the Closing there shall be no more than 8,000,000 million shares of TCT common stock outstanding on a fully diluted basis.

      3.3 Acquisition of Subsidiaries. TCT will, upon Closing of each proposed transaction, own in excess of 70% of the capital stock of each company acquired. The capitalization of these proposed transactions are fully set forth and described in Schedule 2 hereto including all shares of capital stock issuable upon exercise of warrants and other options. Schedule 3 hereto is a list identifying all record and beneficial owners of capital stock.

      3.4 Consents. No consents of governmental and other regulatory agencies, foreign or domestic, and of other third parties is required to be received by or on the part of TCT to enable it to enter into and carry out this Agreement in all material respects.

      3.5 Corporate Authority. TCT has the corporate power to enter into this Agreement and to carry out its obligations hereunder. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by the Board of Directors of TCT prior to the Closing. No other corporate proceedings on the part of TCT are necessary to authorize the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby. This Agreement constitutes the valid and binding obligation of TCT and is enforceable in accordance with its terms.

      3.6 Financial Statements, etc. The audited financial statements of TCT for the year 1999 ended December 31, 1999, copies of which have been delivered to Mirador Diversified Services, fairly represent in all material respects the financial position of TCT, including its income, expenses, assets and liabilities as of said dates and the results of its operations for such periods and were prepared in conformity with generally accepted accounting principles consistently applied throughout the periods covered thereby. An independent certified public accountant, whose report thereon is included therein, has prepared the reviewed financial statements for the year ended December 31, 1999.

      3.7 Liabilities. Except as set forth in Exhibit 3.7, as of December 31, 1999 (the TCT Balance Sheet Date), TCT had no material debts, liabilities or obligations, contingent or absolute, in excess of $1,000, other than those debts, liabilities and obligations reflected or reserved against in TCT's Balance Sheet at the Balance Sheet Date except those arising in the ordinary course of business.

      3.8 Actions since TCT's Balance sheet date. Except as set forth and reflected in this Agreement, TCT has not: (i) issued or sold, or agreed to issue or sell any of its capital stock, options, warrants, rights or calls to purchase such stock, any securities convertible or exchangeable into such capital stock or other corporate securities, or effected any subdivision or other re-capitalization affecting its capital stock; (ii) incurred any material obligation or liability, absolute or contingent, except those arising in the ordinary and usual course of its business; (iii) discharged or satisfied any lien or encumbrance, except in the ordinary and usual course of business, or paid or satisfied any liability, absolute or contingent, other than liabilities as at the TCT Balance Sheet Date and current liabilities incurred since the TCT Balance Sheet Date in the ordinary and usual course of business; (iv) made any wage or salary increases or granted any bonuses other than wage and salary increases and bonuses granted in accordance with its normal salary increase and bonus policies; (v) mortgaged, pledged or subjected to any lien, pledge, charge or other encumbrance any of its properties or assets, or permitted any of its property or assets to be subjected to any lien or other encumbrance, except in the ordinary and usual course of business; (vi) sold, assigned or transferred any of its properties or assets, except in the ordinary and usual course of business; (vii) entered into any transaction or course of conduct not in the ordinary and usual course of business; (viii) waived any rights of substantial value, or canceled, modified or waived any indebtedness for borrowed money held by it, except in the ordinary and usual course of business; (ix) declared, paid or set aside any dividends or other distributions or payments on its capital stock, or redeemed or repurchased, or agreed to redeem or repurchase, any shares of its capital stock; (x) made any loans or advances to any person, or assumed, guaranteed, endorsed or otherwise became responsible for the obligations of any person; or (xi) incurred any indebtedness for borrowed money (except for endorsement, for collection or deposit of negotiable instruments received in the ordinary and usual course of business).

      3.9 Adverse Developments. Since the TCT Balance Sheet Date, there have been no material adverse changes in the assets, properties, operations or financial condition of TCT, and no event has occurred other than in the ordinary and usual course of business which could be reasonably expected to have a materially adverse effect upon the business of TCT, and TCT, after reasonable inquiry, knows of no development or threatened development of a nature that is, or which could be reasonably expected to have a materially adverse effect upon the business of TCT, or upon any of its assets, properties, operations or financial condition.

      3.10 Taxes. All taxes, including without limitation, income property, sales, use, franchise, capital stock, excise, employees income, withholding, social security and unemployment taxes imposed by the United States, or any state, have been paid or otherwise provided for except, for Federal income tax returns which have not been filed but with respect to which no taxes will be due.

      3.11 Ownership of Assets. TCT owns outright, and has good and marketable title to all of its assets and properties reflected in the TCT Balance Sheet set forth on Exhibit, except as the same may have been disposed of in the ordinary course of business since the TCT Balance Sheet Date, free and clear of all liens, mortgages, pledges, conditional sales agreements, restrictions on transfer or other encumbrances or charges whatsoever. TCT does not own any patents, copyrights, trademarks, trade names or other similar intangible assets except as set forth on Exhibit 3.11

      3.12 Litigation; Compliance with Law. Except as set forth in Exhibit 3.12 there are no pending or threatened actions, suits, proceedings or governmental investigations relating to TCT or any of its properties, assets or business or, to the knowledge of TCT, or any order, injunction, award or decree outstanding, against TCT or against or relating to any of its properties, assets or business; and TCT, after reasonable inquiry, knows of no basis for any such action, suits or proceedings or any such governmental investigations, orders, injunctions or decrees. To the knowledge of TCT, after reasonable inquiry, TCT is not in violation of any material law, regulation, ordinance, order, injunction, decree, award, or other requirement of any governmental body, court or arbitrator relating to its properties, assets or business.

      3.13 Insurance TCT does not maintain any insurance due to the nature of its business.

      3.14 Permits and Licenses. TCT has all material permits, licenses, orders and approvals of all federal, state, local and foreign governmental or regulatory bodies required of it to carry on its business as presently conducted; all such permits, licenses, orders, franchises and approvals are in full force and effect, and to the knowledge of TCT, after reasonable inquiry, no suspension or cancellation of any of such permits, licenses, etc., is threatened; and TCT is in compliance in all material respects with all requirements, standards and procedures of the federal, state, local and foreign governmental bodies which have issued such permits, licenses, orders, franchises and approvals.

      3.15 Real Property.   TCT owns no real property.

      3.16 Agreements and Obligations; Performance. Exhibit 3.16 sets forth a list of agreements TCT is a party (the "Listed agreement's). Other than the Listed Agreements, TCT is not party to or bound by any: (i) written or oral agreement or other contractual commitment, understanding or obligation which involved aggregate payments or receipts in excess of $1,000 (except for purchase and sale orders in the ordinary course of business); (ii) contract, arrangement, commitment or understanding which involves aggregate payments or receipts in excess of $1,000 that cannot be canceled on thirty (30) days or less notice without penalty or premium or any continuing obligation or liability (except for purchase and sale orders in the ordinary course of business) ; (iii) contractual obligation or contractual liability of any kind to any of TCT's stockholders;
(iv) contract, arrangement, commitment or understanding with its customers or any officer, employee, stockholder, director, representative or agent thereof for the repurchase of products, sharing of fees, the rebating of charges to such customers, bribes, kickbacks from such customers or other similar arrangements;
(v) contract for the purchase or sale of any materials, products or supplies which contain, or which commits or will commit it for a fixed term; (vi) contract of employment with any officer or employee not terminable at will without penalty or premium or any continuing obligation or liability; (vii) deferred compensation, bonus or incentive plan or agreement not cancelable at will without penalty or premium or any continuing obligation or liability;
(viii) management or consulting agreement not terminable at will without penalty or premium or any continuing obligation or liability; ( ix) lease for real or personal property (including borrowings thereon), license or royalty agreement;
(x) union or other collective bargaining agreement; (xi) agreement, commitment or understanding relating to indebtedness for borrowed money; (xii) contract which, by its terms, requires the consent of any party thereto to the consummation of the transactions contemplated hereby; (xiii) contract containing covenants limiting the freedom of TCT to engage or compete in any line or business or with any person in any geographical area; (xiv) contract or option relating to the acquisition or sale of any business; (xv) voting trust agreement or similar stockholders agreement; (xvi) option for the purchase of any asset, tangible or intangible; or (xvii) other contract, agreement, commitment or understanding which materially affects any of its properties, assets or business, whether directly or indirectly, or which was entered into other than in the ordinary course of business. A true and correct copy of each of the Listed Agreements has been delivered to Mirador Diversified Services. TCT has in all material respects performed all obligations required to be performed by it to date under all agreements to which it is a party and is not in default in any material respect under any of the Listed Agreements and has received no notice of any default or alleged default which has not heretofore been cured or which notice has not heretofore been withdrawn.

      3.17 Banking Arrangements. All bank accounts in the name of TCT, as of the Closing shall terminate set forth in Exhibit 3.17.

      3.18 Salary Information.   TCT is not party to any employment agreements.

      3.19 Employment Benefit Plans. TCT does not maintain or make any employer contributions under any "pension " or "welfare's benefit plans", as defined by the respective meanings of Sections 3(2) and 3(1) of the Employee Retirement Income Security Act of 1974, as amended.

      3.20 No Breach. Neither the execution and delivery of this Agreement nor compliance by TCT with any of the provisions hereof nor the consummation of the transactions contemplated hereby, will: (a) violate or conflict with any provision of the Articles of Incorporation or By-laws of TCT; (b) violate or, alone or with notice or the passage of time, result in the material breach or termination of, or otherwise give any contracting party the right to terminate, or declare a default under, the terms of any agreement or other document or undertaking, oral or written to which TCT or any of the TCT stockholders is a party or by which any of them or any of their respective properties or assets may be bound (except for such violations, conflicts, breaches or defaults as to which required waivers or consents by other parties have been, or will, prior to the Closing, be obtained); (c) result in the creation of any lien, security interest, charge or encumbrance upon any of the properties or assets of TCT pursuant to the terms of any such agreement or instrument; (d) violate any judgment, order, injunction, decree or award against, or binding upon, TCT or upon their respective properties or assets; or (e) violate any law or regulation of any jurisdiction relating to TCT, its securities, assets or properties.

      3.21 Brokers. All negotiations relative to this Agreement and the transactions contemplated hereby have been carried on directly by TCT with Mirador Diversified Services and the Mirador Diversified Services Stockholders, without the intervention of any broker, finder, investment banker or other third party. TCT and Dennis M. Vigouret have not engaged, consented to, or authorized any broker, finder, investment banker or other third party to act on its behalf, directly or indirectly, as a broker or finder in connection with the merger and the transactions contemplated by this Agreement, and TCT agrees to indemnify and to hold harmless Mirador Diversified Services and the Mirador Diversified Services Stockholders from and against any claim for brokerage or similar commission or other compensation which may be made against Mirador Diversified Services or the Mirador Diversified Services Stockholders by any third party in connection with any of the transactions contemplated hereby, which claim is based upon any action by TCT.

      3.22 Untrue or Omitted Facts. To the knowledge of TCT, after reasonable inquiry, no representation, warranty or statement by TCT in this Agreement contains any untrue statement of a material fact, or omits or will omit to state a fact necessary in order to make such representations, warranties or statements not materially misleading. Without limitation of the foregoing, there is no fact known to TCT and or Dennis M Vigouret as President of TCT, after reasonable inquiry, that has had, or which may be reasonably expected to have, a materially adverse effect on TCT or any of its assets, properties, operations or businesses and that has not been disclosed in writing to Mirador Diversified Services.

ARTICLE IV--Pre-Closing Covenants

      4.1 TCT and Mirador Diversified Services, hereby covenant to each other that, from and after the date hereof and until the Closing or earlier termination of this Agreement (the "Pre-Closing Period"):

      (a) Access. To afford to the officers, attorneys, accountants and other authorized representatives of the other free and full access, during regular business hours and upon reasonable notice, to all of its books, records, personnel and properties so that each party at its own expense, may have full opportunity to make such review, examination and investigation may desire of the others business and affairs. Each party will cause its employees, accountants and attorneys to cooperate fully with said review, Examination and investigation and to make full disclosure to the other party of all material facts affecting its financial condition and business operations.

      (b) Conduct of Business. Each party shall conduct its business only in the ordinary and usual course and make no material change in any of its business practices and policies without the prior written consent of the other, which shall not be unreasonably withheld or delayed.

      (c) Liabilities. Neither party shall incur any obligation or liability, absolute or contingent, except for those incurred in the ordinary and usual course of its business.

      (d) Preservation of Business. Each party will use its best efforts to preserve its business organization intact, to keep available the services of its present off officers, employees and consultants and to preserve its good will.

      (e) No Breach. Each party will (i) use its best efforts to assure that all of its representations and warranties contained herein are true in all material respects as of the Closing as if repeated at and as of such time, and that no material breach or default shall occur with respect to any of its covenants, representations or warranties contained herein that has not been cured by the Closing; (ii) not voluntarily take any action or do anything which will cause a breach of or default respecting such covenants, representations or warranties; and (iii) promptly notify the other of any event or fact which represents or is likely to cause such a breach or default.

      (f) Legal Fees and Other Expenses. Each party shall bear their own costs and expenses if the transaction is abandoned at any time.


ARTICLE V-- Conditions Precedent to the Obligation of TCT to Close

      The obligation of TCT to enter into and complete the Closing is subject to the fulfillment, prior to or on the Closing Date, of each of the following conditions, any one or more of which may be waived by TCT (except when the fulfillment of such condition is a requirement of law).

      5.1 Representations and Warranties. All representations and warranties of each of Mirador Diversified Services and each of the Mirador Diversified Services Stockholders contained in this Agreement and in any written statement (except financial statements), exhibit, certificate, schedule or other document delivered pursuant hereto or in connection with the transactions contemplated hereby shall be true and correct in all material respects as at the Closing Date, as if made at the Closing and as of the Closing Date.

      5.2 Covenants. Mirador Diversified Services, Mirador Diversified Services Pres., shall have performed and complied in all material respects with all covenants and agreements required by this Agreement to be performed or complied with by each of them prior to or at the Closing.

      5.3 Employee Contracts. All key employee's existing contracts with Mirador Diversified Services shall be in full force and effect.

      5.4 No Actions. No action, suit, proceeding or investigation shall have been instituted, and be continuing before a court or before or by a governmental body or agency, or shall have been threatened and be unresolved, to restrain or to prevent or to obtain damages in respect of, the carrying out of the transactions contemplated hereby, or which might materially affect the right of TCT to own the Mirador Diversified Services Stock or to operate or control the assets, properties and business of Mirador Diversified Services after the Closing Date, or which might have a materially adverse effect thereon.

      5.5 Consents; Licenses and Permits. Mirador Diversified Services and TCT shall have each obtained all consents, licenses and permits of third parties necessary for the performance by each of them of all of their respective obligations under this Agreement.

      5.6 Certificate. TCT shall have received a certificate dated the Closing Date, signed by the President and Secretary of Mirador Diversified Services as to the satisfaction of the conditions contained in Sections 5.1, 5.2, and the conditions contained in Section 5.3 required prior to the Closing.

      5.7 Additional Documents. Mirador Diversified Services and TCT shall have delivered all such other certificates and documents as TCT or its counsel may have reasonably requested.

      5.8 Approval of Counsel. All actions, proceedings, instruments and documents required to carry out this Agreement, or incidental thereto, and all other related legal matters shall have been approved as to the form and substance by counsel to TCT, which approval shall not be unreasonably withheld or delayed.

ARTICLE VI--Conditions Precedent to the Obligations of Mirador Diversified Services and the Stockholders to Close.

      The obligation of Mirador Diversified Services, Mirador Diversified Services Pres., to enter into and complete the Closing is subject to the fulfillment, prior to or on the Closing Date, of each of the following conditions, any one or more of which may be waived by Mirador Diversified Services and the Mirador Diversified Services Stockholders (except when the fulfillment of such condition is a requirement of law).

      6.1 Representations and Warranties. All representations and warranties of TCT and contained in this Agreement and in any written statement, schedule or other document delivered pursuant hereto or in connection with the transactions contemplated hereby shall be true and correct in all material respects as at the Closing Date, as if made at the Closing and as of the Closing Date.

      6.2 Covenants. TCT shall have performed and complied in all material respects with all covenants and agreements required by this Agreement to be performed or complied with by each of them prior to or at the Closing.

      6.3 No Actions. No action, suit, proceeding, or investigation shall have been instituted, and be continuing, before a court or by a governmental body or agency, or have been threatened, and be unresolved, by any governmental body or agency to restrain or prevent, or obtain damages in respect of, the carrying out of the transactions contemplated hereby.

      6.4 Consents; Licenses and Permits. Mirador Diversified Services, and TCT, shall have each obtained all consents, licenses and permits of third parties necessary for the performance by each of them of all of their respective obligations under this Agreement.

      6.5 Certificate. Mirador Diversified Services and the Mirador Diversified Services Stockholders shall have received a certificate dated the Closing Date, signed by the President and Secretary of TCT as to the satisfaction of the conditions contained in Sections 6.1 and 6.2.

      6.6 Additional Documents. TCT shall have delivered all such certified resolutions, certificates and documents with respect to TCT as Mirador Diversified Services, the Mirador Diversified Services Stockholders or their counsel may have reasonably requested.

      6.7 Approval of Counsel. All actions, proceedings, instruments and documents required to carry out this Agreement or incidental thereto, and all other related legal matters, shall have been approved as to form and substance by counsel to Mirador Diversified Services, which approval shall not be unreasonably withheld or delayed.

ARTICLE VII--Closing

      7.1 Location. The Closing provided for herein shall take place at the offices of Mirador or other such time and place as may be mutually agreed to by the parties hereto. Such date is referred to in this Agreement as the "Closing Date or the o o Closing. o o

      7.2 Items to be Delivered By Mirador Diversified Services and the Mirador Diversified Services Stockholders. At the Closing, Mirador Diversified Services will deliver or cause to be delivered to TCT: (a) Certificates representing the Mirador Diversified Services Stock in accordance with Section 1.1 hereof, accompanied by all instruments and documents as in the opinion of TCT's counsel shall be necessary to effect the transfer of and to vest title in and to the Mirador Diversified Services Stock in TCT, free and clear of all liens, pledges, encumbrances, charges and claims thereon; (b) The certificates required by
Section 5.5; and (c) Such other certified resolutions, documents and certificates as are required to be delivered by Mirador Diversified Services and the Mirador Diversified Services Stockholders pursuant to the provisions of the Agreement.

      7.3 Items to be Delivered By TCT. At the Closing, TCT will deliver or cause to be delivered to Mirador Diversified Services: (a) Certificates evidencing the TCT Stock in accordance with Section 1.2 hereof; (b) The certificate required by Section 6.5; (c) Resignations of TCT's executive officers and Directors; and (d) Such other certified resolutions, documents and certificates as are required to be delivered by TCT pursuant to the provisions of this Agreement.

      7.4 Other Items to be Delivered By TCT. At the Closing, TCT will deliver or cause to be delivered, the Certificates evidencing TCT Stock in accordance with Section 1.1 hereof.

ARTICLE VIII--Survival of Representations

      8.1 Survival. The parties hereto agree that their respective representations, warranties, covenants and agreements contained in this Agreement shall survive the Closing for a term of twenty-four (24) months with the exception of those regarding taxes set forth in Sections 2.10 and 3.10 which shall survive until the expiration of the respective periods within which such taxes may be assessed.

      8.2 Indemnification. TCT agrees to indemnify and hold harmless Mirador Diversified Services and each of the Mirador Diversified Services Stockholders from and against any and all obligations or liabilities, of every kind, nature and description, fixed or contingent (including, without limitation, counsel fees and expenses in connection with any action, claim or proceeding relating to such liabilities) arising out of any transaction or event commencing or occurring on or prior to the Closing Date, which is not fully disclosed or provided for in the TCT Balance Sheet, this Agreement or the several exhibits hereto, including, without limitation, any tax liabilities to the extent not so reflected or reserved against in the TCT Balance Sheet and for any liability arising out of Federal and State securities laws.

      8.3 Defense of Claims. A party entitled to Indemnification hereunder (an Indemnified Party) agrees to notify each party required to indemnify hereunder (an Indemnifying Party) with reasonable promptness of any claim asserted against it in respect of which any Indemnifying Party may be liable under this Agreement, which notification shall be accompanied by a written statement setting forth the basis of such claim and the manner of calculation thereof. An Indemnifying Party shall have the right to defend any such claim at its or his own expense and with counsel of its or his choice; provided, however, that such counsel shall have been approved by the Indemnified Party prior to engagement, which approval shall not be unreasonably withheld or delayed; and provided further, that the Indemnified Party may participate in such defense, if it so chooses, with its own counsel and at its own expense.

      8.4 Rights Without Prejudice. The rights of the parties under Article VIII are without prejudice to any other rights or remedies that it may have by reason of this Agreement or as otherwise provided by law.

ARTICLE IX--Termination and Waiver

      9.1 Termination. Anything herein or elsewhere to the contrary notwithstanding, this Agreement may be terminated and the transactions provided for herein abandoned at any time prior to the Closing Date: (a) By mutual consent of the Board of Directors of TCT and Mirador Diversified Services; (b) By TCT if any of the conditions set forth in Article V hereof shall not have been fulfilled on or prior to June 3, 2000, or shall become incapable of fulfillment, and shall not have been waived; (c) By Mirador Diversified Services, Mirador Diversified Services Pres., if any of the conditions set forth in Article VI hereof shall not have been fulfilled on or prior to June 3, 2000, or shall have become incapable of fulfillment, and shall not have been waived;
(d) By either party if any legal action or proceeding shall have been instituted or threatened seeking to restrain, prohibit, invalidate or otherwise affect the consummation of the transactions contemplated by this Agreement which makes it inadvisable, in the judgment of the terminating party to consummate same. In the event that this Agreement is terminated as described above, this Agreement shall be void and of no force and effect, without any liability or obligation on the part of any of the parties hereto except for any liability which may arise pursuant to Section 10.2

      9.2 Waiver. Any condition to the performance of Mirador Diversified Services and TCT, which legally may be waived on or prior to the Closing Date, may be waived at any time by the party entitled to the benefit thereof by action taken or authorized by an instrument in writing executed by the relevant party or parties. The failure of any party at any time or times to require performance of any provision hereof shall in no manner affect the right of such party as a later time to enforce the same. No waiver by any party of the breach of any term, covenant, representation or warranty contained in this Agreement as a condition to such party's obligations hereunder shall release or affect any liability resulting from such breach, and no waiver of any nature, whether by conduct or otherwise, in any one or more instances, shall be deemed to be or construed as a further or continuing waiver of any such condition or of any breach of any other term, covenant, representation or warranty of this Agreement.

ARTICLE X--Miscellaneous Provisions

      10.1 Expenses. Each of the parties hereto shall bear his or its own expenses in connection herewith.

      10.2 Confidential Information. Each party agrees that such party and its representatives will hold in strict confidence all information and documents received from the other parties and, if the transactions herein contemplated shall not be consummated, each party will continue to hold such information and documents in strict confidence and will return to such other parties all such documents (including the exhibits attached to this Agreement) then in such receiving party's possession without retaining copies thereof; provided, however, that each party's obligations under this Section 10.2 to maintain such confidentiality shall not apply to any information or documents that are in the public domain at the time furnished by the others or that become in the public domain thereafter through any means other than as a result of any act of the receiving party or of its agents, officers, directors or stockholders which constitutes a breach of this Agreement, or that are required by applicable law to be disclosed. The parties agree that the remedy at law for any breach of this
Section 10.2 will be inadequate and a non-breaching party will be entitled to injunctive relief to compel the breaching party to perform or refrain from action required or prohibited hereunder.

      10.3 Modification, Termination or Waiver. This Agreement may be amended, modified, superseded or terminated, and any of the terms, covenants, representations, warranties or conditions hereof may be waived, but only by a written instrument executed by the party waiving compliance. The failure of any party at any time or times to require performance of any provision hereof shall in no manner affect the right of such party at a later time to enforce the same.

      10.4 Publicity. The parties agree that no publicity, release or other public announcement concerning the transactions contemplated by this Agreement shall be issued by either party without the advance approval of both the form and substance of the same by the other party and its counsel, which approval, in the case of any publicity, release or other public announcement required by applicable law, shall not be unreasonably withheld or delayed.

      10.5 Notices. Any notice or other communication required or which may be given hereunder shall be in writing and either be delivered personally or be mailed, certified or registered mail, postage prepaid, and shall be deemed given when so delivered personally, or if mailed, two days after the date of mailing, as follows:

      If to TCT to:

           Dennis M. Vigouret
           TCT Financial Group B, Inc.
           5424 Comchec Way, Unit 105
           Las Vegas, NV   891085


And if to Mirador Diversified Services, Inc. at:

           John Edward Jones
           Mirador Diversified Services, Inc.
           675 Lynnhaven Parkway 2nd Floor
           Virginia Beach, VA 23452



      The parties may change the persons and addresses to which the notices or other communications are to be sent by giving written notice of any such change in the manner provided herein for giving notice.

      10.6 Binding Effect and Assignment. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the parties hereto; provided, however, that no assignment of any rights or delegation of any obligations provided for herein may be made by any party without the express written consent of the other parties.

      10.7 Entire Agreement. This Agreement contains the entire agreement between the parties with respect to the subject matter hereof.

      10.8 Exhibits. All schedules and exhibits annexed hereto and the documents and instruments referred to herein or required to be delivered simultaneously herewith or at the Closing are expressly made a part of this Agreement as fully as though completely set forth herein, and all references to this Agreement herein or in any of such exhibits, documents, or instruments shall be deemed to refer to and include all such exhibits, documents and instruments.

      10.9 Governing Law. This Agreement shall be governed by, and construed in accordance with the laws of the State of Nevada applicable to agreements made and to be performed entirely within that State, excluding the choice of law rules thereof.

      10.10 Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed to be an original, but which together shall constitute one and the same instrument.

      10.11 Section Headings. The section headings contained in this Agreement are inserted for conveniences of reference only and shall not affect the meaning or interpretation of this Agreement.

      10.12 Governmental Approvals. This agreement is subject to approval by the Securities and Exchange Commission and all such other governmental agencies that may have jurisdiction over this transaction. The parties agree to modify this agreement, providing such modification does not affect the business terms of this agreement, to conform to any such approvals.

WITNESS the execution of this Agreement as of the date first above written.

TCT Financial Group B, Inc.


BY:  /s/                                         ATTEST:_____________________
     -------------------------------------------
         Dennis M. Vigouret, Chairman

BY:  /s/                                         ATTEST:_____________________
     -------------------------------------------
         Dawna Blyleven, Corporate Secretary


Mirador Diversified Services, Inc.:


BY:  /s/                                         ATTEST:_____________________
     -------------------------------------------
         John Edward Jones
         Mirador Diversified Services, President

BY:  /s/                                         ATTEST:_____________________
     -------------------------------------------
         Linda Raynell
       Mirador Diversified Services, Secretary

                              SCHEDULE OF EXHIBITS

Exhibit

2.1    Mirador Corporate Documents
2.6    1999 Mirador financial Statements
2.13   Mirador Lease
2.14   List of Mirador Agreements
2.16   Salaries/employment
3.7    TCT Liabilities
3.11   TCT intellectual property
3.12   Pending Litigation
3.16   TCT Agreements
3.17   TCT Bank Accounts


Schedule
1      TCT Capitalization
2      Capitalization of  Mirador Acquisitions
3      TCT beneficial owners

--------------------