Form 10-Q
period 2000-04-30
MIRADOR DIVERSIFIED SERVICES INC
filed 2000-09-26
CIK 1096649

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


                         FORM 10-Q



/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2000

/ /Transition report under Section 13 OR 15(d) of the
Exchange Act for the transition period from to


Commission File Number:

            Mirador Diversified Services, Inc.
----------------------------------------------------------
(Exact Name of Registrant as Specified in its
                         Charter)


      Nevada                              88-0431561
----------------------------------------------------------

 (State of Incorporation)
(I.R.S. Employer Identification No.)

 675 Lynnhaven Parkway 2nd Floor, Virginia Beach VA 23452
----------------------------------------------------------
   ------------(Address of Principal Executive Offices)

                      (757) 463-9646
----------------------------------------------------------
  ------------(Issuer's Telephone Number, Including Area
                           Code)

                TCT Financial Group B, Inc.
----------------------------------------------------------
                       ------------
                       (Former Name)

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
[ ] Yes        [  ] No




           APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.001 PAR VALUE PER SHARE:  25,000,000  (AS
OF MARCH 31, 2000).
----------------------------------------------------------
                       ------------

Transition Small Business Disclosure Format   (check one):
[  ]  Yes      [X] No




Item



PART  I  -FINANCIAL INFORMATION
     Item 1.   Financial Statements.











                     TABLE OF CONTENTS




                                                Page

Independent Auditors' Report                        1

Balance Sheet                                       2

Statement of Income and Retained Earnings           3

Statement of Changes in Stockholders'               4
Equity

Statement of in Cash Flows                          5

Schedule of Computation of Adjusted Net             6
Worth

Notes to Financial Statements                      7-
                                                    8

Report of the Internal Control Structure           9-
                                                   10

Report on Compliance with Specific
Requirements Applicable to                         11
    Major HUD Programs

Comments and Recommendations                       12










               INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Mid-America Mortgage Corp.
Denver, Colorado



We have audited the accompanying balance sheet of Mid-
America Mortgage Corp. as of January 31, 2000 and 1999, and the related statements of operations, stockholders' equity, cash flows and analysis of net worth for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing
Standards, issued by the Comptroller General of the United
States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mid-America Mortgage Corp. as of January 31,
2000 and 1999, and the results of its operations, cash flows its analysis of net worth for the year then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in this report is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Mid-America
Mortgage Corp. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


Michael Johnson & Co., LLC
Denver, Colorado
April 19, 2000






                Mid-America Mortgage Corp.
                       Balance Sheet
                    As of July 31, 2000

Jul '00

ASSETS
          Current Assets
          Bank One                               374.11
          Keybank - Operating                -39,916.92

     Total Checking/Savings                  -39,542.81

Accounts Receivable
          Accounts Receivable                 15,000.00

     Total Accounts Receivable                15,000.00

Other Current Assets
          Cash On Hand                         4,671.35
          Employee Advances                      200.00

     Total Other Current Assets                4,871.35

Fixed Assets
     Accumulated Depreciation
               Computers                     -19,132.40
               Furniture & Fixtures          -22,424.83
               Vehicles                      -15,448.58

          Total Accumulated Depreciation     -57,005.81

          Equipment
               Computers                      30,701.87
               Vehicles                       24,530.23
               Equipment - Other                 149.00

          Total Equipment                     55,381.10

          Furniture & Fixtures                25,606.03

     Total Fixed Assets                       23,981.32

     Other Assets
          Investment                             400.00
          Investment - Arrngton Homes         28,914.69
          Mortgage Loan Receivable            34,250.26
          Organizational Costs                   400.00
          Refundable Deposits                    850.00

     Total Other Assets                       64,814.95

TOTAL ASSETS                                  69,124.84

LIABILITIES & EQUITY
     Liabilities
          Current Liabilities
               Accounts Payable
                    Accounts Payable          20,837.48

               Total Accounts Payable         20,837.48

               Other Current Liabilities
                    Bank Loan - LOC           15,110.40
                    Note Payable
                         TB Financial       -111,027.74
                         Note Payable - Other-11,706.24

                    Total Note Payable      -122,733.98

                    Payroll Liabilities
                         OCC Withholding         -75.53
                         Payroll Liabilities - Other
                                                9,761.51

                    Total Payroll Liabilities   9,685.98

               Total Other Current Liabilities-97,937.60


               Total Current Liabilities      -77,100.12

          Total Liabilities                   -77,100.12

          Equity
               Additional Paid in Capital     160,000.00
               Common Stock                    69,105.11
               Opening Bal Equity              -3,658.89
               Retained Earnings              -60,307.39
               Net Income                     -18,913.87
          Total Equity                        146,224.96

     TOTAL LIABILITIES & EQUITY                69,124.84












                     Mid-America Corp.
                       Profit & Loss
                                   April, 2000


                        Apr,           Feb -
                         '00          Apr '00
Ordinary
Income/Expense
  Income
         Fees          25,101.23      106,307.23

  Total Income
                       25,101.23      106,307.23

  Expense
    Advertising               -           485.81
    Automobile
    Expense             1,051.67        1,071.67
    Bank Service
    Charges                35.62        1,201.81
    Commission             56.21        5,661.08
    Cost of Sales
      Appraisal Fees    2,675.00       11,010.00
      Credit Reports       42.00        3,042.00
      Freight/Express         -           530.84
      Origination
      Labor Costs             -           250.00
      Cost of
      Sales/Other         900.00        1,299.23

    Total Cost of
    Sales               3,617.00       16,132.07
    Insurance
      Liability
      Insurance               -           307.21
      Insurance -
      Other             2,382.97        6,752.33
    Total Insurance     2,382.97        7,059.54
    Interest Expense
      Finance Charge       29.27          162.94

    Total Interest
    Expense                29.27          162.94

    Licenses and
    Permits                25.00          540.00
    Office Supplies       200.00        4,305.29
    Outside Services
                        5,038.67       29,369.09
    Payroll Expenses
      Officer Salary    2,296.80        8,253.00
      Payroll
      Expenses -        3,876.94       11,672.83
 Other
    Total Payroll
    Expenses            6,173.74       19,925.83

    Postage and
    Delivery                  -           400.00
    Printing and
    Reproduction            -           2,118.41
    Professional Fees
      Accounting            -           3,540.00
      Legal Fees
                            -              52.50

    Total
    Professional Fees       -           3,592.50

    Rent                1,678.25        3,555.50
    Repairs               643.80        2,357.50
    Telephone
                        1,639.72        6,969.91
    Travel & Ent
      Entertainment           -           261.48
      Meals
                           31.92           31.92
      Travel & Ent -
      Other                 -           1,000.00

    Total Travel &
    Ent                 3,502.76        7,564.24

    Uncategorized
    Expenses                   -           -
    Utilities
      Gas and
      Electric          1,159.83        2,007.17

    Total Utilities
                        1,159.83        2,007.17

    Total Expense
                       27,234.51      114,480.36

  Net Ordinary Income  (2,133.28)      (8,173.34)

Net
Income                 (2,133.28)      (8,173.34)













                MID-AMERICA MORTGAGE CORP.
               Notes to Financial Statements
                     January 31, 2000




Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

     Mid-America Mortgage Corp. was incorporated in October 1990 under the laws of Colorado and began operations in February 1991. The Company is an approved loan correspondent under the Department of Housing and Urban Development.

                Capital Stock Transactions

The authorized capital stocks of the corporation are 75,000 shares of common stock with no par value.

     Cash and Cash Equivalents

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

                  Property and Equipment

     Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is figured on a straight-line basis as follows:

               Vehicles                 5 years
               Computers & Furniture         7 years

     Depreciation expense for 2000 was $14,398.

Note 2.  NOTE PAYABLE - LINE OF CREDIT:

     Note payable represents a $15,000 line of credit to the Company from Key Bank at an annual interest rate of 11.25 percent. The amount borrowed on the line at January 31, 2000 was $14,383.

Note 3.  NOTE PAYABLE:

     Represents funds advanced to the Company by T.L. Byrd non-interest bearing, due on demand.

Note 4.  NET (LOSS) PER COMMON SHARE

The net (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares and equivalents outstanding.

Note 5.  LEASE OBLIGATION:

The Company leases its' main office space for approximately
$900 a month.  The current lease expires in June of 2000.
The Company also leases a branch office in Colorado
Springs for $475 a month. This lease expires in March of 2001.


                            -7-



                MID-AMERICA MORTGAGE CORP.
         Notes to Financial Statements (Continued)
                     January 31, 2000



Note 6.  INCOME TAXES:

     Significant components of the Company's deferred tax liabilities and assets are as follows:

          Deferred Tax Liability                $         0
          Deferred Tax Assets
               Net Operating Loss Carryforwards      57,117
               Book/Tax Differences in
               Bases of Assets                       15,200
               Less Valuation Allowance             (72,317)
          Total Deferred Tax Assets             $         0
          Net Deferred Tax Liability            $         0

As of January 31, 2000, the Company had a net operating loss carryforward for federal tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income.
The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Because the current uncertainties of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company's effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2010.

Note 7.  INVESTMENT ARRYNGTON HOMES CORPORATION:

During 1996, Mid-America invested $28,915 into Arryngton Homes
Corporation. Mid-America received 10,000 shares or 10 percent of the corporation, which is developing a townhome and condominium project pre-appraised at $420,000.











                            -8-












Independent Auditor's Report on Internal Controls




To the Board of Directors of
  Mid-America Mortgage Corp.
Denver, Colorado



We have audited the financial statements of Mid-America
Mortgage Corp., as of and for the years ended January 31, 2000 and 1999, and have issued our report thereon dated
April 19, 2000. We conducted our audit in accordance with generally accepted auditing standards and Government
Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and about whether Mid-America Mortgage Corp.
complied with laws and regulations, noncompliance with which would be material to a HUD-assisted program.

In planning and performing our audits, we obtained an understanding of the design of relevant internal controls and determined whether they had been placed in operation, and we assessed control risk in order to determine our auditing procedures for the purpose of expressing our opinion on the financial statements of Mid-America
Mortgage Corp. and on its compliance with specific requirements applicable to its major HUD-assisted programs and to report on internal controls in accordance with the provisions of the Guide and not to provide any assurance on internal controls.

The management is responsible for establishing and
maintaining an internal control structure.  In fulfilling
this responsibility, estimates and judgments by management
are required to assess the expected benefits and related
costs of internal control structure policies and
procedures.  The objectives of an internal control
structure are to provide management with reasonable, but
not absolute, assurance that assets are safeguarded
against loss from unauthorized use or disposition and that
transactions are executed in accordance with management's
authorization and recorded properly to permit the
preparation of financial statements in accordance with
generally accepted accounting principles and that HUD-
assisted programs are managed in compliance with
applicable laws and regulations.   Because of inherent
limitations in any internal control structure, errors or irregularities may nevertheless occur and not be detected.
Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design may deteriorate.

We performed tests on controls, as required by the Guide, to evaluate the effectiveness of the design and operation of internal controls that we considered relevant to preventing or detecting material noncompliance with specific requirements applicable to Mid-America Mortgage
Corp. HUD-assessed programs. Our procedures were less in scope than would be necessary to render an opinion on internal control structure policy and procedures.
Accordingly, we do not express such an opinion.







Our consideration of the internal control structure would not necessarily disclose all matters in the internal control structure that might be material weaknesses under standards established by the American Institute of Certified Public Accountants. A material weakness is a reportable condition in which the design or operation of the specific control structure elements does not reduce to a relatively low level the risk that errors or irregularities in amounts that would be material in relation to the financial statements being audited, or that noncompliance with laws and regulations that would be material to a HUD-assisted program may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control structure and its operation that we consider to be material weaknesses as defined above.

This report is intended for the information of the audit committee, management, and the Department of HUD.
However, this report is a matter of public record and its distribution is not limited.





Denver, Colorado
April 19, 2000














 INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE WITH SPECIFIC
                       REQUIREMENTS
             APPLICABLE TO MAJOR HUD PROGRAMS




To the Board of Directors
of Mid-America Mortgage Corp.
Denver, CO



We have audited the financial statements of Mid-America
Mortgage Corp. as of and for the year ended January 31, 2000 and 1999, and have issued our report thereon dated
April 19, 2000.  In addition, we have audited the Mid-
America Mortgage Corp.'s compliance with specific assisted programs, for the years ended January 31, 2000 and 1999.
The management of the Mid-America Mortgage Corp. is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing
Standards, issued by the Comptroller General of the United
States, and the Consolidated Audit Guide for Audits of HUD
Programs (the "Guide") issued by the US Department of
Housing and Urban Development, Office of Inspector
General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about the Mid-America Mortgage
Corp.'s compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, Mid-America Mortgage Corp. complied, in all material respects, with the requirements described above that are applicable to its major HUD-assisted programs for the years ended January 31, 2000 and 1999.

This report is intended for the information of the audit committee, management, and the Department of Housing and Urban Development. However, this report is a matter of public record and its distribution is not limited.



Denver, Colorado
April 19, 2000










                   COMMENTS AND RECOMMENDATIONS




Of the loan files examined, we found no major deficiencies.

Improvements have been made in the appearance and contents of the loan files.
















                 TRANSMITTAL LETTER


FEDERAL ID#    84-1470933


ENGAGEMENT PARTNER

Michael B. Johnson
9175 E. Kenyon Avenue
Suite 100
Denver, Colorado 80237
(303) 796-0099




   1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In the opinion of management, when read in conjunction with the audited Financial Statements for the years ended August 31, 1998 and 1999 contained in Form 10-
K of MIRADOR DIVERSIFIED SERVICES, INC. (the "Company") filed with the Securities and Exchange Commission for the fiscal year ended August 31, 1999, the accompanying unaudited Condensed Consolidated Financial Statements contains all of the information necessary to present fairly the financial condition of the Company at March 31, 2000, the results of its operations for the six months ended March 31, 1999 and March 31, 2000, the change in stockholders' equity for the six months ended March 31, 2000, and the cash flows for the six months ended March
31, 1999 and March 31, 2000. Certain reclassifications have been made to conform prior periods with the current period presentation.

       The preparation of financial statements, in conformity with generally accepted accounting principles
("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all material adjustments, which are normal and recurring in nature, necessary for the fair presentation of these statements have been included herein. The results of operations for the six months ended February 30, 1999 are not necessarily indicative of the results to be expected for the full year.

       The Company records gain on sale of loans as required by Statement of Financial Accounting Standards
No. 125 ("SFAS 125") which, among other things, requires management to estimate the fair value of certain mortgage related securities and servicing assets utilizing future prepayment and loss assumptions. Such assumptions will differ from actual results and the differences could be material. Management utilizes assumptions based on a variety of factors including historical trends, consultation with its financial advisors and assumptions utilized by its peers. Historical trends may not be an indication of future results, which may be affected by changes in interest rates, credit quality, availability of alternative financing options and general economic conditions. The application of SFAS 125 is required for all entities with certain mortgage banking activities including originators and sellers of mortgage loans. Management believes that its assumptions are similar to those utilized by other sub prime mortgage loan originators.



                  ITEM 2.  Recent Events.

     In August, 200 the The Company closed all of its existing branches; including those acquired in previous purchases, with the exception of its Denver Operations
Branch formely known as Mid America.

     Management's Discussion and Analysis of Financial
Condition and Results of Operations

     In the opinion of management, when read in conjunction with the audited financial statements for the years ended January 31, 1999 contained Form 10-k of
Mirador Diversified Services (the "Company") filed with the Securities and exchange Commission for the fiscal year ended January 31,2000.



ITEM 3.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING
STATEMENTS

      The following Management's Discussion and Analysis of Financial
Condition and Results of Operations section contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such forward-looking statements include, without limitation, the Company's expectations and estimates as to the Company's business operations, including the introduction of new loan programs and products and future financial performance, including growth in revenues and net income and cash flows. In addition, included herein the words
"anticipates," "believes," "estimates," "expects,"
"plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company's management with respect to future events and are subject to certain risks, uncertainties and assumptions. Also, the Company specifically advises readers that the factors listed under the caption "Liquidity and Capital Resources" could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.


GENERAL

         MIRADOR DIVERSIFIED SERVICES, INC., (the
"Company") is a specialized consumer finance company that makes both prime borrowers generally do qualify for traditional "A" credit mortgage loans, and sub-prime residential mortgage loans for the purpose of debt consolidation or creating liquidity from the borrower's home equity secured by deeds of trust. The Company sells these consumer loans to other financial institutions. The
Company's borrowers generally do not qualify for traditional "A" credit mortgage loans. Typically, their credit histories, income or other factors do not conform to the lending criteria of government-chartered agencies
(including GNMA, FHMA, FHLMC) that traditional lenders rely on in evaluating whether to make loans to potential borrowers.

       The Company's current loan products are first mortgage loans and home equity loans ("Home Equity loans") typically secured by first liens, and in some cases by second liens, on the borrower's residence. In making Home
Equity loans, the Company relies primarily on the appraised values of the borrower's residences. The Company determines the loan amount based on the appraised values and the creditworthiness of the borrowers.

         The Company also makes high loan-to-value loans
("Equity + loans") based on the borrowers' credit. These loans typically are secured by second liens on the borrowers' primary residences. The Company pre-sell all of its home improvement and Equity + loan.

      The Company's loans are produced by its wholesale and retail origination platforms and a significant number come from an internet site that is owned and maintained by a third part who is a sales agent for The Company. The retail platform represents the Company's largest source of loan production. Through its wholesale platform, the Company funds loans originated through a nationwide network of licensed mortgage brokers. The wholesale platform conducts operations from its Virginia Beach, Virginia.

        The Company's marketing strategies are typical of those used in retail production including: telemarketing, direct mail, television and radio advertising, third-party loan programs and consumer trade shows. A Company www.911equitymortgageloan.com is currently under construction and may be used to provide consumer loan applications and information to the public about the Company's products and services. The retail production platforms are located in Virginia Beach, Virginia and Denver, Colorado.

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

           THE MIRADOR DIVERSFIED SERVICES, INC.
               Quarterly Report on Form 10-Q
           For the Quarter Ended March 31, 2000
__________________________________________________________
__________

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

     The Company will retain the accountancy firm of Michael Johnson & Company, LLC, and 9175 East Kenyon Ave.,
Suite 100, Denver, Colorado 80237. Michael Johnson &
Company, LLC was the accounts for Mid America Mortgage the Company's largest subsidiary. Management chose to change the corporate fiscal year end to January 31 to coincide with that of Mid America Mortgage.

     The Company's principal executive offices are located at 675 Lynnhaven Parkway 2nd Floor, Virginia Beach,
Virginia, 23452 and its telephone number is (757) 463-
3303.

THE COMPANY'S BUSINESS CASE FOR NEW ELECTRONIC COMMERCE
AND INTERNET BUSINESS DIRECTIONS

     Since inception, the Company has primarily pursued opportunities in the conventional financial services market. Recognizing the explosive growth of the Internet, and the long-term prospects for integrating Internet-based services with conventional delivery methods, in late 1999 the Company established a new business objective to pursue new opportunities on the Internet To User, ("I2U"), electronic commerce markets in conjunction with its consumer-based operations. In 1998, the consumer segment of electronic commerce consumer retailing revenues totaled
$7.8 billion; with business-to-business e-commerce service revenues estimated at $43 billion, according to a recent study by Forrester Research, a leading information industry-consulting firm. By the year 2003, I2U e-commerce is expected to increase to $1.3 trillion, representing about 9% of all projected US trade in the year 2003. The recently closed acquisition of MIRADOR; the Company's initial step in entering the market for e-commerce, Internet-based electronic commerce services which management believes is the optimum strategy to deliver substantial value to the Company's shareholders.

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


ISSUANCE OF SECURITIES
NONE


                        SEASONALITY

      The Company's production of residential mortgages is seasonal to the extent that borrowers use the proceeds for home improvement contract work. The Company's production of loans for this purpose tends to build during the spring and early summer months, particularly where the proceeds are used for pool installations. This change in seasons also precipitates the need for new siding, window and insulation contracts. Production declines dramatically from the holiday season (February and December) through the winter months. While the Company does not have substantial experience making loans to borrowers who intend to use the proceeds to purchase a residence, management believes that the market for such loans will follow the home sale cycle, higher in the spring through early fall than during the remainder of the year.

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                        MARKET RISK

      The Company's various business activities generate liquidity, market and credit risk:

        -        Liquidity risk is the possibility of
being unable to meet all present and future financial obligations in a timely manner.

       -        Market risk is the possibility that
changes in future market rates or prices will make the Company's positions less
Valuable.

   - Credit risk is the possibility of loss from a customer's failure to perform according to the terms of the transaction.

       Compensation for assuming these risks is reflected in interest income and fee income. Although the Company is exposed to credit loss in the event of non-performance by the borrowers, this exposure is managed through credit approvals, review and monitoring procedures and to the extent possible, restricting the period during which unpaid balances are allowed to accumulate.

      There are certain shortcomings inherent to the Company's sensitivity analysis. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, changes are rarely instantaneous.
Although certain assets and liabilities may have similar maturities or periods to re-pricing, they may not react in line with changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates while interest rates on other types of assets may lag behind changes in market rates. Prepayments on the Company's mortgage related instruments are directly affected by a change in interest rates. However, in the event of a change in interest rates, actual loan prepayments may deviate significantly from the Company's assumptions. Further, certain assets, such as adjustable rate loans, have features, such as annual and lifetime caps that restrict changing the interest rates both on a short-term basis and over the life of the asset. However the Company currently pre-sells all of its loans.


MANAGEMENT ADDITIONS

     In April of 2000, the Company appointed Elroy Eugene
Gravely, Chief Executive Officer of the Company. Mr. John
Jones, one of the co-founders of Mirador Diversified
Services, Inc., was appointed Acquisitions Officer of the Company on April 13, 2000.

List all Officers and Directors

John Jones, CEO/President, Age: 50, Mr. Jones has more than twenty-seven years success as manager, administrator with several of the country's premiere fortune 500 companies as well as President and owner of several acquisitions including Mirador Diversified Services, Inc.
As a licensed insurance agent of Jones Financial Services, Mr. Jones became a Regional Account Manager. For more than five years Mr. Jones coordinated implementation and servicing of new and existing accounts, introduced new products as well as product updates; he trained over 250 agents to utilize computer generated financial needs analysis and all fields of sales and marketing of Life, Health, Disability, HMO, Home and Auto Insurance Products.

Elroy "Gene" Gravely, Chairman, Age: 55, Co-Founder of
California Finance Express, with 27 years mortgage and marketing experience. Former Western Vice President for
Empire of America retail division. Second Vice President of Gill Mortgage Los Angeles Division. Responsible for development and implementation of marketing and origination strategies in specialized areas as FHA/VA
Fannie Mae.

Linda Raynell, Corporate Secretary and Vice President,
Age: 51, With over twenty years managing corporate recruitment with a major fortune 500 company Ms. Raynell has placed top corporate executives throughout the world.
Ms. Raynell's experience includes extensive interface with foreign consulates involving visas, immigration and relocation of management and their families. As manager of over 500 employees Ms. Raynell implemented and obtained the corporation's ISO 9002 Quality Program for the employment services division. Her knowledge of corporate building and mass recruiting service infrastructure brings together MDSI's executive management team.

Charles James, Outside Director, Age: 60, over 30 years of experience in sales, sales management and administration of life and health insurance products.
Major strengths in problem solving, communication, motivation, organization, operations, recruiting, and training. Direct sales and marketing activities. Supervise a sales force of over 500 employees. Develop marketing plans, sales strategies, and campaigns to achieve premium income and profit objectives. Manage an annual operating budget of over $2 million. Recruit, select, and provide management development manpower development, review procedures, and product development. Successfully managed company marketing and sales forces through conversion from debit sales force to ordinary sales force Established a company record for now sales. Improved productivity reduced staff and sales expenses.

David Alexander, Vice President Age:  33, Summary of
Experience, as co-founder of Mirador Diversified Services,
Inc. and Principle Engineer, Mr. Alexander brings to the organization 15 years of experience in the high tech industry in the development and testing of communications technology. He is currently involved with a leading developer and supplier of Light Pulse fibre channel technology, an ANSI standard communications interface that delivers unprecedented bandwidth, connectivity and reliability to both I/O and networking applications offering full duplex fiber channel 1,065 Gb/s transfers with full support for FC services Class 2, 3 and intermixed, while extending connectivity distances up to 10 kilometers. His broad knowledge of networking capabilities will bring Mirador to the high performance levels to communicate and eliminate the bottlenecks that degrade performance.

T.L. Byrd, Outside Director Age: 39, Summary of
Experience, eighteen years of in-depth, diverse experience and proven ability in the management of services activities in the financial industry. Fourteen years experience at the management level. Effective in liaison with secondary marketing, underwriters, legal counsel, consultants, realtors, board members, investors and government agencies. Multi-disciplined background in the financial industry with direct experience in personnel administration, training and organizational goal setting.
Education includes management and accounting training at the American Institute of Banking, and Jones Real Estate
College Law Practice.

     The Company obtained the operations of its Internet-based information and electronic commerce services servicing the Mortgage Services market in the first quarter of 2000. E-commerce revenues for the first quarter of 2000 are expected to increase to $50,000 from $0 in the first quarter of 2001. The Company expects that revenues from MIRADOR will continue to grow at an accelerated rate on a long-term basis.

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

LIQUIDITY AND CAPITAL RESOURCES

 ** The Company has incurred significant operating expenses as a result of the development and operation of its service platform and supporting networks. The Company does not expect such losses would continue to increase as the Company focus on the development, construction and expansion of its service platform and underlying networks and expands its customer base. Cash provided by operations would be sufficient to fund the regulated growth internally but would require additional funding for the planned expansion of the product offerings and resultant client base. The Company is continually reviewing various sources of additional financing to fund its growth. As of May1, 2000, the Company had received advances from private investors.

RELATED PARTY TRANSACTIONS
NONE

FORWARD-LOOKING STATEMENTS

     Market Opportunity -- The market for Mirador is virtually unbounded. While stock brokers and banks/insurance companies go after the top tier of the market and home finance companies go after the bottom of the market, no one has successfully defined a strategy for the bulk of the market -- homeowners making between $50-
$100,000 per year.

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

PART II  --OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There are no legal proceedings at this time and Management is not aware of any pending legal actions.
However the possibility exist due to the reversal of some of the company's previous business acquisitions by some of its owners become dis-satisfied with the stock value in the coming months.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

No changes in securities

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     No defaults upon senior securities occurred during the first quarter of 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.
     At the regular meeting of the security holders held in Las Vegas NV on April 13, 2000 the Security Holders approved the merger of TCT Financial Group B, Inc and Mirador Diversified Services Inc.
     The Name of the Company was changed to reflect the merger.

ITEM 5.  OTHER INFORMATION.
     On April 26, 2000 Mirador Diversified Services, Inc.
(the Company) filed Articles of Merger with the Nevada
Secretary of State changing the name of the Company from TCT Financial Group B, Inc. to Mirador Diversified
Services, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits being filed with this Quarterly Report:

        27        Financial Data Schedule

     (b) The Company filed a Report on Form 8-K dated on
May 15, 2000, relating to the Company's acquisition of MIRADOR DIVERSIFIED SERVICES, INC.

- --------------------------------------------------------
------------

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                         Mirador Diversified Services,
                    Inc.


Date:       August 27, 2000    /s/John Edward Jones
                              ----------------------------
------
                              By John Edward Jones,
                              Chief Executive Officer


                         INDEX



ARTICLE I -- SALE AND TRANSFER OF STOCK

     1.1     TCT Stock...............
     1.2     Purchase Price.....................
     1.3     Spin-off of Operating
Divisions....................
     1.4     TCT Distribution..................


ARTICLE II -- REPRESENTATIONS AND WARRANTIES OF Mirador
Diversified Services

     2.1 Valid Corporate Existences; Qualification........
     2.2     Capitalization.................
     2.3  Subsidiaries......................
     2.4  Consents.................................
     2.5     Title to Mirador Diversified Services Stock,
etc..........
     2.6     Financial Statements, etc.......
     2.7     Liabilities..................................
     2.8     Actions Since Mirador Diversified Services
Balance Sheet Date..
     2.9     Adverse Developments.............
     2.10   Taxes.................................
     2.11   Ownership of Assets; Trademarks, etc......
     2.12   Litigation; Compliance with Law.............
     2.13   Real Property...............................
     2.14   Agreements and Obligations; Performance.....
     2.15   Permits and Licenses..........
     2.16   Salary Information................
     2.17   Employee Benefit Plans..............
     2.18   No Breach...........................
     2.19   Brokers.................................
     2.20   Untrue or Omitted Facts................


ARTICLE III -- REPRESENTATIONS AND WARRANTIES OF TCT

     3.1     Valid Corporate Existence; Qualification. ...
     3.2     Capitalization...............
     3.3     Subsidiaries..........................
     3.4     Consents..............................
     3.5     Corporate
Authority............................
     3.6     Financial Statements, etc....................
     3.7     Liabilities... ..................
     3.8     Actions Since TCT Balance Sheet Date...
     3.9     Adverse Developments..............
     3.10   Taxes........................
     3.11   Ownership of Assets.....................

     3.12   Litigation; Compliance with Law ......
     3.13   Insurance.............................
     3.14   Permits and Licenses.................
     3.15   Real Property............................
     3.16   Agreements and Obligations; Performance.......
     3.17   Banking Arrangements.................
     3.18   Salary Information.....................
     3.19   Employment Benefit Plans................
     3.20   No Breach....................
     3.21   Brokers.......................
     3.22   Untrue or Omitted Facts............


ARTICLE IV -- PRE-CLOSING COVENANTS

     4.1 TCT and Mirador Diversified Services Covenants...


ARTICLE V -- CONDITIONS PRECEDENT TO THE OBLIGATION OF
                         TCT TO CLOSE

     5.1    Representations and Warranties.............
     5.2    Covenants..............................
     5.3    Employee Contracts.......................
     5.4    No Actions.................................
     5.5    Consents; Licenses and Permits............
     5.6    Certificate...............................
     5.7    Additional Documents...................
     5.8    Approval of Counsel........................


ARTICLE VI -- CONDITIONS PRECEDENT TO THE OBLIGATION OF
Mirador Diversified Services AND THE STOCKHOLDERS TO CLOSE

     6.1     Representations and Warranties.............
     6.2     Covenants................................
     6.3     No Actions...............................
     6.4     Consents; Licenses and Permits.............
     6.5     Certificate........................
     6.6     Additional Documents......................
     6.7     Approval of Counsel... ..................


ARTICLE VII -- CLOSING

     7.1     Location................................
     7.2     Items to be delivered by Mirador Diversified
Services and its Stockholders
     7.3     Items to be delivered by TCT...............
     7.4     Other Items to be delivered by TCT........


ARTICLE VIII -- SURVIVAL OF REPRESENTATIONS;
INDEMNIFICATION

     8.1    Survival. ................................
     8.2    Indemnification...........................
     8.3    Defense of Claims . . ..........
     8.4    Rights Without Prejudice...................


ARTICLE IX -- TERMINATION AND WAIVER

     9.1   Termination................................
     9.2   Waiver.....................................


ARTICLE X -- MISCELLANEOUS PROVISIONS

     10.1     Expenses.................................
     10.2     Confidential Information..................
     10.3     Modification, Termination or Waiver.........
     10.4     Publicity..............................
     10.5     Notices.................................
     10.6     Binding Effect and Assignment............
     10.7     Entire Agreement.......................
     10.8     Exhibits................................
     10.9     Governing Law............................
     10.10    Counterparts..........................
     10.11    Section Headings...................

     Schedule of Exhibits







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