Form 10-Q
period 2000-07-31
MIRADOR DIVERSIFIED SERVICES INC
filed 2000-09-26
CIK 1096649

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


                         FORM 10-Q



/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2000. The Company changed its fiscal year end to January 31, to coincide with Mid-
America Mortgage year end.

The Company will retain the accountancy firm of Michael
Johnson & Company, LLC, and 9175 East Kenyon Ave., Suite
100, Denver, Colorado 80237. Michael Johnson & Company,
LLC was the accounts for Mid America Mortgage the Companys largest subsidiary. Management chose to change the corporate fiscal year end to January 31 to coincide with that of Mid America Mortgage which is the dominant operating company.

Commission File Number:

            Mirador Diversified Services, Inc.
----------------------------------------------------------
-----------------------------------------------(Exact Name
        of Registrant as Specified in its Charter)

           Nevada                              88-0431561
----------------------------------------------------------
-----------------------------------------------
           (State of Incorporation)                (I.R.S.
                                         Employer Identification No.)

 675 Lynnhaven Parkway 2nd Floor, Virginia Beach VA 23452
----------------------------------------------------------
-----------------------------------------------(Address of
               Principal Executive Offices)

         Phone (757) 463-9646, Fax (914) 412-2564
----------------------------------------------------------
 -----------------------------------------------(Issuers
          Telephone Number, Including Area Code)

                TCT Financial Group B, Inc.
----------------------------------------------------------
      -----------------------------------------------
                       (Former Name)

Mirador Diversified Services, Inc. (1) has filed all
reports required by Section 13 or 15(d) of the Securities
exchange Act of 1934 during the preceding 12 months has
been subject to such filing requirements for the past 90
days.
[  ] Yes       [  ] No

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPCY
       PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed
all documents and reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934
subsequent to the distribution of securities under a plan
confirmed by a court.
[  ] Yes       [  ] No




           APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of each classes of common stock, as of the latest practicable date:

COMMON STOCK, $0.001 PAR VALUE PER SHARE:  25,000,000  (AS
OF APRIL 30, 2000).
----------------------------------------------------------
      -----------------------------------------------

Transition Small Business Disclosure Format   (check one):
[  ]  Yes      [X] No

             MIRADOR DIVERSFIED SERVICES, Inc.
               QUARTERLY REPORT ON FORM 10-Q
           FOR THE QUARTER ENDED April 30, 2000

                     TABLE OF CONTENTS



Item
- ----

PART  I  FINANCIAL INFORMATION
     Item 1.   Financial Statements.














                     TABLE OF CONTENTS




                                                Page

Independent Auditors Report                        1

Balance Sheet                                       2

Statement of Income and Retained Earnings           3

Statement of Changes in Stockholders               4
Equity

Statement of in Cash Flows                          5

Schedule of Computation of Adjusted Net             6
Worth

Notes to Financial Statements                      7-
                                                    8

Report of the Internal Control Structure           9-
                                                   10

Report on Compliance with Specific
Requirements Applicable to                         11
    Major HUD Programs

Comments and Recommendations                       12










               INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
 Mid-America Mortgage Corp.
Denver, Colorado



We have audited the accompanying balance sheet of Mid-
America Mortgage Corp. as of January 31, 2000 and 1999, and the related statements of operations, stockholders equity, cash flows and analysis of net worth for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


Michael Johnson & Co., LLC
Denver, Colorado
April 19, 2000





                Mid-America Mortgage Corp.
                       Balance Sheet
                   As of April 30, 2000

April 30

ASSETS
          Current Assets
          Bank One                                       374.11
          Keybank  Operating                        -12,829.96

     Total Checking/Savings                          -12,455.85

     Accounts Receivable
          Accounts Receivable                         15,000.00

     Total Accounts Receivable                        15,000.00

     Other Current Assets

     Fixed Assets
          Accumulated Depreciation
               Computers                             -19,132.40
               Furniture & Fixtures                  -22,424.83
               Vehicles                              -15,448.58

          Total Accumulated Depreciation             -57,005.81

          Equipment
               Computers                              30,701.87
               Vehicles                               24,530.23
               Equipment  Other                         149.00

          Total Equipment                             55,381.10

          Furniture & Fixtures                        25,606.03

     Total Fixed Assets

     Other Assets
          Investment                                     400.00
          Investment  Arrngton Homes                 28,914.69
          Mortgage Loan Receivable                    34,250.26
          Organizational Costs                           400.00
          Refundable Deposits                            850.00

     Total Other Assets                               64,814.95

TOTAL ASSETS                                          96,211.80

LIABILITIES & EQUITY
     Liabilities
          Current Liabilities
          Accounts Payable
             Accounts Payable                         20,837.48

               Total Accounts Payable                 20,837.48

               Other Current Liabilities
                    Bank Loan  LOC                   14,627.62
                    Note Payable
                         TB Financial                -98,731.91
                         Note Payable  Other         -9,003.12

                    Total Note Payable              -107,735.03

                    Payroll Liabilities
                         OCC Withholding                 -63.53
                         Payroll Liabilities  Other  11,153.68

                    Total Payroll Liabilities         11,090.15

               Total Other Current Liabilities       -82,017.26


               Total Current Liabilities             -61,179.78

          Total Liabilities

          Equity
               Additional Paid in Capital            160,000.00
               Common Stock                           69,105.11
               Opening Bal Equity                     -3,658.89
               Retained Earnings                     -59,881.30
               Net Income                             -8,173.34
          Total Equity                               157,391.58

     TOTAL LIABILITIES & EQUITY                       96,211.80











         Mid-America P&L Year-to-Date  Comparison
                        July, 2000    April, 2000


                                 Jul,00     Feb - Jul '00
Ordinary
Income/Expense
  Income
        Fees                    33,109.21      229,236.62

  Total Income                  33,109.21      229,236.62

  Expense
    Advertising                       -          1,021.55
    Automobile
    Expense                         20.00          111.67
    Bank Service
    Charges                        285.49        1,953.48
    Commission
                                   942.03       16,801.52
    Cost of Sales
      Appraisal Fees             2,310.00       24,298.83

      Credit Reports             2,500.00        8,642.00
      Freight/Express            1,783.52        3,539.50
      Origination
      Labor Costs                1,075.00        1,325.00
      Cost of
      Sales/Other                   26.88        1,325.11

    Total Cost of
    Sales                        7,795.40       39,131.44
    Insurance
      Liability
      Insurance                        -           307.21
      Insurance -
      Other                        866.42       10,951.07
    Total Insurance
                                   866.42       11,258.28
    Interest Expense
      Finance Charge               223.12          601.06

    Total Interest
    Expense                        223.12          601.06

    Licenses and
    Permits                            -           540.00
    Office Supplies
                                 1,541.26        8,499.52
    Outside Services
                                 4,880.60       61,857.20
    Payroll Expenses
      Officer Salary             7,357.32       31,750.69
      Payroll
      Expenses - Other           4,393.36        4,371.67

    Total Payroll
    Expenses                    11,750.68       24,371.67

    Postage and
    Delivery                        30.00          630.75
    Printing and
    Reproduction                   510.00        4,047.89
    Professional
    Development                        -           743.00
    Professional Fees
      Accounting                 1,000.00        4,540.00
      Legal Fees                        -           52.50

    Total
    Professional Fees            1,000.00        4,592.50

    Rent                         1,933.46        8,885.46
    Repairs
                                     -           2,357.50
    Telephone                    3,245.68       13,532.69
    Travel & Ent
      Entertainment                108.25          640.43
      Meals                         28.00           81.16
      Travel                     1,378.05        9,221.65
      Travel & Ent -
      Other                                      1,000.00

    Total Travel &
    Ent                          1,514.00       10,943.24

    Uncategorized
    Expenses                            -           -
    Utilities
      Gas and
      Electric                     632.14        3,320.86

    Total Utilities
                                   632.14        3,320.86

    Total Expense               37,369.85      248,150.49

  Net Ordinary Income           (4,260.64)     (18,913.87)

Net
Income                          (4,260.64)     (18,913.87)




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

Note 5.  LEASE OBLIGATION:

The Company leases its main office space for approximately
$900 a month.  The current lease expires in June of 2000.
The Company also leases a branch office in Colorado
Springs for $475 a month. This lease expires in March of 2001.


                            -7-



                MID-AMERICA MORTGAGE CORP.
         Notes to Financial Statements (Continued)
                     January 31, 2000



Note 6.  INCOME TAXES:

     Significant components of the Companys deferred tax liabilities and assets are as follows:

          Deferred Tax Liability                               0
          Deferred Tax Assets
               Net Operating Loss Carryforwards        $  57,117
               Book/Tax Differences in Bases of Assets    15,200
               Less Valuation Allowance                  (72,317)
          Total Deferred Tax Assets                    $       0
          Net Deferred Tax Liability                   $       0

As of January 31, 2000, the Company had a net operating loss carryforward for federal tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income.
The full realization of the tax benefit associated with the carryforward depends predominantly upon the Companys ability to generate taxable income during the carryforward period. Because the current uncertainties of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Companys effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2010.

Note 7.  INVESTMENT ARRYNGTON HOMES CORPORATION:

During 1996, Mid-America invested $28,915 into Arryngton Homes
Corporation. Mid-America received 10,000 shares or 10 percent of the corporation, which is developing a townhome and condominium project pre-appraised at $420,000.











                            -8-












Independent Auditors Report on Internal Controls




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





Denver, Colorado
April 19, 2000






 INDEPENDENT AUDITORS REPORT ON COMPLIANCE WITH SPECIFIC
                       REQUIREMENTS
             APPLICABLE TO MAJOR HUD PROGRAMS




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

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing
Standards, issued by the Comptroller General of the United
States, and the Consolidated Audit Guide for Audits of HUD
Programs (the Guide) issued by the US Department of
Housing and Urban Development, Office of Inspector
General. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether material noncompliance with the requirements referred to above occurred. An audit includes examining, on a test basis, evidence about the Mid-America Mortgage
Corp.s compliance with those requirements. We believe that our audit provides a reasonable basis for our opinion.

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


ENGAGEMENT PARTNER

Michael B. Johnson
9175 E. Kenyon Avenue
Suite 100
Denver, Colorado 80237
(303) 796-0099




   1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, when read in conjunction with the audited Financial Statements for the years ended
August 31, 1998 and 1999 contained in Form 10-K of MIRADOR
DIVERSIFIED SERVICES, INC. (the "Company") filed with the
Securities and Exchange Commission for the fiscal year ended August 31, 1999, the accompanying unaudited
Condensed Consolidated Financial Statements contains all of the information necessary to present fairly the financial condition of the Company at April 30, 2000, the results of its operations for the six months ended April 30, 1999 and April 30, 2000, the change in stockholders' equity for the six months ended April 30, 2000, and the cash flows for the six months ended April
30, 1999 and April 30, 2000. Certain reclassifications have been made to conform prior periods with the current period presentation.

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

GENERAL

      MIRADOR DIVERSIFIED SERVICES, INC., (the "Company") is a specialized consumer finance company that makes both prime and Sub-prime mortgage loans. Prime borrowers generally qualify for traditional "A" credit mortgage loans, and sub-prime residential mortgage loans for the purpose of debt consolidation or creating liquidity from the borrower's home equity secured by deeds of trust. The
Company sells these consumer loans to other financial institutions. The Company's borrowers generally do not qualify for traditional "A" credit mortgage loans.
Typically, their credit histories, income or other factors do not conform to the lending criteria of government-chartered agencies (including GNMA, FHMA, FHLMC) that traditional lenders rely on in evaluating whether to make loans to potential borrowers.

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

      The Company also makes high loan-to-value loans
("Equity + loans") based on the borrowers' credit. These loans typically are secured by second liens on the borrowers' primary residences. The Company pre-sells all of its home improvement and Equity + loans.

      The Company's loans are produced by its wholesale and retail origination platforms and a significant number come from an internet site that is owned and maintained by a third party who is a sales agent for The Company. The retail platform represents the Company's largest source of loan production. Through its wholesale platform, the Company funds loans originated through a nationwide network of licensed mortgage brokers. The wholesale platform conducts operations from its Virginia Beach, Virginia office.

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

           THE MIRADOR DIVERSFIED SERVICES, INC.
               Quarterly Report on Form 10-Q
           For the Quarter Ended April 30, 2000

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

     The Company will retain the accountancy firm of Michael Johnson & Company, LLC, and 9175 East Kenyon Ave.,
Suite 100, Denver, Colorado 80237. Michael Johnson &
Company, LLC is the accountancy firm used by Mid-America
Mortgage, the Companys largest subsidiary. Management chose to change the corporate fiscal year end to January
31 to coincide with that of Mid America Mortgage.

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

PRODUCTS AND CUSTOMERS

     MIRADOR MORTGAGE SERVICES is the Company's flagship service provider and is the first of a family of new
Internet-based e-commerce services developed to meet the needs of the Company's customers and strategic partners.
MIRADOR offers an Internet-based system that automates the process for providing consumers a financial check up.
MIRADOR integrates a user-friendly Internet interface, sophisticated data-warehousing system and a powerful relational database system to deliver automated solutions for the referral process to assist its sales staff in cross selling its services. MIRADOR is a retail provider of proven financial products via electronic commerce solutions that automate user application processes, dramatically reduces costs, eliminates paper-based communications, improves operations and enhances management control of labor and capital.

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

Elroy "Gene" Gravely, Chairman, Age: 55, Co-Founder of
California Finance Express, with 27 years mortgage and marketing experience. Former Western Vice President for
Empire of America retail division. Second Vice President of Gill Mortgage Los Angeles Division. Responsible for development and implementation of marketing and origination strategies in specialized areas such as FHA/VA
Fannie Mae.

Linda Raynell, Corporate Secretary and Vice President,
Age: 51, With over twenty years managing corporate recruitment with a major fortune 500 company Ms. Raynell has placed top corporate executives throughout the world.
Ms. Raynells experience includes extensive interface with foreign consulates involving visas, immigration and relocation of management and their families. As manager of over 500 employees Ms. Raynell implemented and obtained the corporations ISO 9002 Quality Program for the employment services division. Her knowledge of corporate building and mass recruiting service infrastructure brings together MDSIs executive management team.

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

     - - ANY FAILURE OF THE COMPANY'S INTERNET AND E-
COMMERCE INFRASTRUCTURE COULD LEAD TO SIGNIFICANT COSTS
AND DISRUPTIONS WHICH COULD REDUCE REVENUES AND HARM
BUSINESS AND FINANCIAL RESULTS. The Company's success.

PART II  --OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There are no legal proceedings at this time and Management is not aware of any pending legal actions.
However the possibility exist due to the reversal of some of the companys previous business acquisitions by some of its owners become dis-satisfied with the stock value in the coming months.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits being filed with this Quarterly Report:

         27 Financial Data Schedule

     (b) The Company filed a Report on Form 8-K dated on
May 15, 2000, relating to the Company's acquisition of MIRADOR DIVERSIFIED SERVICES, INC.

- ----------------------------------------------------

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                         Mirador Diversified Services,Inc.


Date:       August 27, 2000    /s/John Edward Jones,
                              By John Edward Jones,
                              Chief Executive Officer


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