Form 10-Q/A
period 2000-04-30
MIRADOR DIVERSIFIED SERVICES INC
filed 2000-12-27
CIK 1096649

SECURITIES  AND EXCHANGE COMMISSION
                              Washington, DC 20549




                                  FORM 10-Q / A
                Current Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

        Date of Report (Date of earliest event reported) April 30, 2000.

                       MIRADOR DIVERSIFIED SERVICES, INC.
                     (Formerly TCT Financial Group B, Inc.)




Nevada                        0-28197                    88-0431561
(State or other               (Commission              (IRS Employer
jurisdiction of               File Number)             Identification No.)
incorporation)





            675 Lynnhaven Parkway 2nd Floor, Virginia Beach VA 23452
                    (Address of Principal Executive offices)















Registrant's telephone number, including area code: (757) 463-9646, fax (757) 463-9690


This amendment is to clearly define the consolidated financial statement of Mirador Diversified Services, Inc. There are no other changes reflected in this amendment.



Item 7.  Financial Statements and Exhibits

                       Mirador Diversified Services, Inc.
                                  Consolidated
                                  Balance Sheet


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






                       Mirador Diversified Services, Inc.
                                  Consolidated
                                P&L Year-to-Date
                                   Comparison




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