Form 10-Q/A
period 2000-04-30
MIRADOR DIVERSIFIED SERVICES INC
filed 2000-12-27
CIK 1096649

SECURITIES  AND EXCHANGE COMMISSION
                        Washington, DC 20549




                            FORM 10-Q / A
          Current Report Pursuant to Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

   Date of Report (Date of earliest event reported) July 31, 2000.

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

           Mirador Diversified Services, Inc. Consolidated
                            Balance Sheet
                         As of July 31, 2000


ASSETS
Current Assets
Bank One                                              374.11
Keybank - Operating                                -39,916.92

Total Checking/Savings                             -39,542.81

Accounts Receivable
Accounts Receivable                                 15,000.00

Total Accounts Receivable                           15,000.00

Other Current Assets
Cash On Hand                                         4,671.35
Employee Advances                                      200.00

Total Other Current Assets                           4,871.35

Fixed Assets
Accumulated Depreciation
Computers                                          -19,132.40
Furniture & Fixtures                               -22,424.83
Vehicles                                           -15,448.58

Total Accumulated Depreciation                     -57,005.81

Equipment
Computers                                           30,701.87
Vehicles                                            24,530.23
Equipment - Other                                      149.00

Total Equipment                                    55,381.10

Furniture & Fixtures                               25,606.03

Total Fixed Assets                                 23,981.32

Other Assets
Investment                                            400.00
Investment - Arrngton Homes                        28,914.69
Mortgage Loan Receivable                           34,250.26
Organizational Costs                                  400.00
Refundable Deposits                                   850.00

Total Other Assets                                 64,814.95

TOTAL ASSETS                                       69,124.84

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable
Accounts Payable                                   20,837.48

Total Accounts Payable                             20,837.48

Other Current Liabilities
Bank Loan - LOC                                    15,110.40
Note Payable
TB Financial                                     -111,027.74
Note Payable - Othe                               -11,706.24

Total Note Payable                               -122,733.98

Payroll Liabilities
OCC Withholding                                       -75.53
Payroll Liabilities - Other                         9,761.51

Total Payroll Liabilities                           9,685.98

Total Other Current Liabilities                   -97,937.60


Total Current Liabilities                         -77,100.12

Total Liabilities                                 -77,100.12

Equity
Additional Paid in Capital                        160,000.00
Common Stock                                       69,105.11
Opening Bal Equity                                 -3,658.89
Retained Earnings                                 -60,307.39
Net Income                                        -18,913.87
Total Equity                                      146,224.96

TOTAL LIABILITIES & EQUITY                         69,124.84








                 Mirador Diversified Services, Inc.
                            Consolidated
                          Income Statement
                         As of July 31, 2000




                         Jul, '00     Feb - Jul
                                         '00
Ordinary Income/Expense
   Income
      Fees              33,109.21      229,236.62

   Total Income         33,109.21      229,236.62

   Expense
 Advertising              -              1,021.55
      Automobile Expense
                            20.00          111.67
      Bank Service
    Charges                285.49         1,953.48
      Commission           942.03        16,801.52
      Cost of Sales
         Appraisal Fees  2,310.00        24,298.83
         Credit Reports  2,500.00         8,642.00
         Freight/Express 1,783.52         3,539.50
         Origination
         Labor Costs     1,075.00         1,325.00
         Cost of
      Sales/Other           26.88         1,325.11

      Total Cost of
    Sales                7,795.40        39,131.44
      Insurance
         Liability
      Insurance              -              307.21
         Insurance -
      Other                866.42        10,951.07
      Total Insurance
                           866.42        11,258.28
      Interest Expense
         Finance Charge    223.12           601.06

      Total Interest
    Expense                223.12           601.06

      Licenses and
    Permits                  -              540.00
      Office Supplies    1,541.26         8,499.52
      Outside Services   4,880.60        61,857.20
      Payroll Expenses
         Officer Salary  7,357.32        31,750.69
         Payroll Expenses
      - Other            4,393.36        24,371.67

      Total Payroll
    Expenses            11,750.68        24,371.67

      Postage and
    Delivery                30.00           630.75
      Printing and
    Reproduction           510.00         4,047.89
      Professional
    Development              -              743.00
      Professional Fees
         Accounting
                         1,000.00         4,540.00
         Legal Fees           -              52.50

      Total Professional
    Fees                 1,000.00         4,592.50

      Rent               1,933.46         8,885.46
      Repairs              -              2,357.50
      Telephone          3,245.68        13,532.69
      Travel & Ent
         Entertainment     108.25           640.43
         Meals              28.00            81.16
         Travel          1,378.05         9,221.65
         Travel & Ent -
      Other                -              1,000.00

      Total Travel & Ent 1,514.00        10,943.24

      Uncategorized
    Expenses                  -              -
      Utilities
         Gas and Electric  632.14         3,320.86

      Total Utilities      632.14         3,320.86

      Total Expense     37,369.85       248,150.49

   Net Ordinary Income  (4,260.64)      (18,913.87)

Net
Income                  (4,260.64)      (18,913.87)