Form 10-Q
period 2000-12-19
MIRADOR DIVERSIFIED SERVICES INC
filed 2000-12-27
CIK 1096649

1

             SECURITIES  AND EXCHANGE COMMISSION
                    Washington, DC 20549




                          FORM 10-Q
      Current Report Pursuant to Section 13 or 15(d) of
             The Securities Exchange Act of 1934

  Date of Report (Date of earliest event reported) December
                          19, 2000.

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
















Registrant's telephone number, including area code:  (757)463-9646
Item 1.  Changes in Control of Registrant

None

Item 2.  Acquisition or Disposition of Assets

None

Item 3.  Bankruptcy or receivership

Not Applicable.

Item 4.  Changes in Registrant's Certifying Public
Accountant

Not Applicable.

Item 5.  Other Events

Mirador has formed several key partnerships. Mirador has formed a partnership with Golden State Mutual Life Insurance Company of California. Under this agreement Mirador will begin training more than 500 independent and employee sales agents through an agreement between Mirador and this 78-year-old insurance carrier. The insurance carrier partner will pay a fee for all the new business generated by the FNA.

Another Partnership has been reached with Legacy Unlimited a privately owned Broker Dealer sales organization, marketers of insurance products and mutual fund investments. Golden State and Legacy pay a fee for all new mutual fund and insurance sales generated by the FNA. Insurance agents will earn a fee for each loan application they generate that can be converted into a closed loan. This is a three-way partnership between Golden State Mutual Life Insurance Company, Legacy Unlimited and Mirador Diversified Services, Inc. This agreement will allow each company to cross sell to each other's client base.

Additionally, Legacy has more than 200 securities broker dealers that will be trained and assisted to become insurance licensed. The training will also consist of how to use a Financial Needs Analysis (FNA) software program designed to assist the agents to determine their clients' financial and investment needs and offer financial solutions. Those solutions are likely to include mortgage loans when debt consolidation would be in order as well as other services offered by Mirador such as insurance policies and mutual fund investments (sales written by the appropriately licensed agents).




Mirador will operate as a net branch for a large regional bank in states where Mirador does not hold a license. This will allow Mirador to write mortgage loans in 45 states. As a result of this agreement Mirador will be able to concentrate on loan production and maintain very low back office staff.

Mirador will be able to offer the sales staff and consumers an online loan application and follow up.



Item 6.  Resignation of Registrant's Directors

None


Item 7.  Financial Statements and Exhibits

             Mirador Diversified Services, Inc.
                         Consolidated
                        Balance Sheet
                   As of October 31, 2000


                                              Oct 31,
                                                  '00
ASSETS
   Current Assets
       Checking/Savings
          Bank One                             374.11
          Keybank - Operating              -23,734.57
       Total Checking/Savings              -23,360.46
       Accounts Receivable
          Accounts Receivable               15,000.00
       Total Accounts Receivable            15,000.00
       Other Current Assets
          Cash on Hand                       4,671.38
          Employee Advances                    200.00
       Total Other Current Assets            4,871.38
   Total Current Assets                     -3,489.08
   Fixed
  Assets
       Accumulated Depreciation
          Computers                        -19,132.40
          Furniture & Fixtures             -22,424.83
          Vehicles                         -15,448.58
       Total Accumulated
       Depreciation                        -57,005.81
       Equipment
          Computers                         30,701.87
          Vehicles                          24,530.23
          Equipment - Other                    149.00
       Total Equipment                      55,381.10
       Furniture & Fixtures                 25,606.03
   Total Fixed Assets                       23,981.32
   Other
  Assets
       Investment                              400.00
       Investment - Arrngton Homes          28,914.69
       Mortgage Loan Receivable             34,250.26
       Organizational Costs                    400.00
       Refundable Deposits                     925.00
   Total Other Assets                       64,889.95
TOTAL ASSETS                                85,382.19
LIABILITIES & EQUITY
   Liabilities
     Current Liabilities
          Accounts Payable
              Accounts Payable              20,837.48
          Total Accounts Payable            20,837.48
          Other Current Liabilities
              Bank Loan - LOC               14,663.90
              Note Payable
                 TB Financial             -122,893.03
                 Note Payable -
            Other                          -13,909.36
              Total Note Payable          -136,802.39
              Payroll Liabilities
                 OCC Withholding               -75.53
                 Payroll Liabilities        20,582.78
            - Other
              Total Payroll                 20,507.25
          Liabilities
          Total Other Current
     Liabilities                          -101,631.24
       Total Current Liabilities          - 80,793.76
   Total Liabilities                     -  80,793.76
   Equity
   Additional Paid In Capital              160,000.00
       Common Stock                         69,105.11
       Opening Bal Equity                   -3,658.89
       Retained Earnings                  - 60,307.39
       Net Income                            1,037.12
   Total                                   166,175.95
  Equity
TOTAL LIABILITIES & EQUITY                  85,382.19



             Mirador Diversified Services, Inc.
                         Consolidated
                     Statement of Income
            For the period ended October 31, 2000


                                   Oct '00  Feb - Oct'00
   Ordinary Income/Expense
      Income
         Fees                    42,994.07    380,064.49
         Total Income            42,994.07    380,064.49

      Expense
         Advertising                269.78      2,062.96
         Automobile Expense         553.51      1,685.18
         Bank Service Charges        23.95      2,171.88
         Commission                 503.01     21,237.61
         Cost of Sales
             Appraisal Fees       5,409.12     46,463.46
             Credit Reports       2,049.30    12,860.75

             Freight/Express      295.98     4,562.28
             Origination Labor      0.00     1,325.00
         Costs
             Cost of Sales -    1,371.95     2,835.01
         Other
         Total Cost of Sales    9,126.35    68,046.50

         Dues and Subscriptions     0.00       651.43
         Insurance
             Health                 0.00       743.88
             Liability Insurance    0.00       307.21
             Insurance - Other  1,672.22    14,873.26

         Total Insurance        1,672.22    15,924.35

         Interest Expense
             Finance Charge       215.48     1,249.56
         Total Interest Expense   215.48     1,249.56
         Licenses and Permits       0.00       745.00
         Office Supplies          699.58    11,015.40
         Outside Services      11,298.65    95,019.23
         Payroll Expenses
             Officer Salary     6,309.55    48,923.02
             Payroll Expenses - 4,074.59    36,566.94
         Other
         Total Payroll Expenses10,384.14    85,489.96
         Postage and Delivery     200.00     1,030.76
         Printing and              17.61     4,275.59
      Reproduction
         Professional               0.00     1,530.55
      Development
         Professional Fees
             Accounting             0.00     5,540.00
             Legal Fees         1,990.00     3,942.50
        Total Professional      1,990.00     9,482.50
      Fees
         Rent                     348.00    13,686.11
         Repairs                  900.00     3,382.50
         Taxes
             Local                 58.50        58.50
         Total Taxes               58.50        58.50
         Telephone              1,720.01    19,491.90
         Travel & Ent
             Entertainment        108.25       985.18
             Meals                 20.00       101.16
             Travel             2,705.00    14,027.70
             Travel & Ent -         0.00     2,355.00
         Other
         Total Travel & Ent     2,833.25    17,469.04

         Uncategorized Expenses     0.00         0.00
         Utilities
             Gas and Electric       0.00     3,320.86
         Total Utilities            0.00     3,320.86
      Total Expense            42,814.04   379,027.37

   Net Ordinary Income            180.03     1,037.12
Net                               180.03     1,037.12
Income




Item 8.  Change in Fiscal Year

Not Applicable.


Item 9. Contracts

     Golden State Mutual Life Insurance Company / Legacy
     Unlimited LLC / Mirador Diversified Services, Inc.

Insurance Brokerage Agreement

This Agreement is made and entered into as of the 5th day of December 2000 by and between Legacy Insurance Group, LLC. a Maryland corporation (hereinafter Legacy Insurance Group), Mirador Diversified Services, Inc. a Nevada corporation (hereinafter (Mirador), and Golden State Mutual Life Insurance Company a California Mutual Insurance Company ("hereinafter "Licensee").

      WHEREAS, Primarily, Legacy Insurance Group and its affiliates, and secondarily, Mirador and its affiliates provide certain insurance services to Insurance Brokers, Insurance General Agents and Writing Agents which assist them in performing their business; and

      WHEREAS,  Mirador provides certain financial  planning
services to Insurance Brokers, Insurance General Agents  and
Writing  Agents  which  assist  them  in  performing   their
business; and

      WHEREAS, Licensee, who is or will become an Insurance Broker with Legacy Insurance Group and wishes to establish an insurance brokerage office in the states listed under Exhibit A (the "Office") for the purpose of operating an insurance brokerage business and to engage General Agents and Writing Agents to conduct their business out of such Office; and

      WHEREAS, Licensee wishes to utilize certain of the services provided by Legacy Insurance Group to assist the Licensee, the General Agent(s), and the Writing Agent(s) working in the Office, and Legacy Insurance Group is willing to provide such services to Licensee.

      NOW, THEREFORE, in consideration of the foregoing premises and such other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

1. Legacy Insurance Group - Legacy Insurance Group hereby agrees to perform the services described in this Agreement for Licensee:
     (a) Provide systems and support personnel necessary to introduce business to Life, Health, Annuity, and Supplemental Insurance Carriers (the "Carriers") as listed in Exhibit B for the origination of life, health, annuity, and supplemental insurance contracts and for the execution and maintenance of transactions facilitated through each Carrier in life, health, annuity, and supplemental insurance programs and services.
     (b) Provide customer statements and confirmations from Carriers in good standing as determined by A.M. Best.
     (c) Provide such other administrative services as shall be determined in the sole discretion of Legacy
     Insurance Group to be necessary or appropriate for the operation of an insurance brokerage business.
     (d) By the 15th calendar day following the calendar month-end transaction date, deliver monthly reconciliation summarizing the life, health, annuity, and supplemental insurance business of each General
     Agent and Writing Agent in each Office for the prior month, including the date of each transaction made by the General Agent and Writing Agent, the face amount of each transaction, the collected premium date of each transaction, and the amounts due to the General Agent, Writing Agent and to the Licensee for commissions earned on such transactions, as well as such other information as Legacy Insurance Group shall, from time to time, include on such reconciliation.
     (e) Establish with each Carrier their disbursement schedule for amounts due to Insurance Broker, General Agent and Writing agent for commissions of prior month transaction activity. Legacy Insurance Group will arrange for commissions to be disbursed directly to the Insurance Broker, General Agent and Writing Agent from Carrier unless otherwise specified by Carrier.
     (f) Add, subtract or delete Carriers based on suitability, appeal, quality of service, quality of underwriting, Carrier rating, and all other applicable reasons.

2. Compliance and Supervision - Legacy Insurance Group and Licensee each acknowledge the regulated nature of the insurance industry and the importance of compliance with the rules and regulations imposed by, among others, various state and federal regulatory authorities and Carriers. Licensee shall at all times operate the Office in accordance with all internal rules, regulations, policies, requests, directives, memoranda and the like of Legacy Insurance Group, as well as local, state and federal rules, regulations, ordinances, and requirements, including without limitation, those governing the operation of an insurance brokerage office and the various state regulatory agencies having jurisdiction over the activities of the Office and the Licensee's General Agent(s) and Writing Agent(s).

3.    Representations, Warranties and Covenants of Legacy
Insurance Group
     (a) Licenses - Legacy Insurance Group shall maintain a registration as a residence or non-residence licensed insurance brokerage or insurance agent within the states listed in Exhibit A. All such licenses will be maintained and renewed on a timely basis by Legacy
     Insurance Group at its sole cost and expense.  Legacy
     Insurance Group may secure additional state life, health, annuity, and supplemental insurance licenses so to provide insurance products and services for Licensee, General Agents and Writing Agents in new jurisdictions.

4.     Representations, Warranties and Covenants of Licensee
     (a) Licenses - Licensee represents and warrants that it has secured a resident or non-resident license as determined by Legacy Insurance Group for doing business in such states and verification of authorization to applicable Carriers. All such licenses will be maintained and renewed on a timely basis by Licensee at Licensee's sole cost and expense. Licensee may secure additional state life, health, annuity, and supplemental insurance licenses, provided that prior to obtaining such licenses, notification is given to Legacy Insurance Group.
     (b) Supervision - Licensee shall diligently and regularly monitor the activities of all General Agents and Writing Agents operating out of the Office to insure compliance with all rules and regulations and policies and procedures of the state regulatory authorities, Carriers, and Legacy Insurance Group. Any failure by any General Agent or Writing Agent to comply with all such applicable rules and regulations, policies, and procedures shall be promptly reported to Legacy Insurance Group.
     (c) Insurance - Licensee agrees that it and all of its General Agents and Writing Agents shall subscribe to at their own cost, errors and omissions insurance in such form and amounts as determined by Licensee, to the satisfaction of Legacy Insurance Group, including extended reporting coverage upon the General Agent's or Writing Agent's termination, either voluntary or otherwise, at the cost of one (1) year's premium.
     Licensee shall not allow any General Agent or Writing
     Agent to conduct any life, health, annuity, and supplemental insurance business until such errors and omission insurance is in force and effect.

5.     Commission Rate and Appointment Contract
     (a) Legacy Insurance Group shall establish the Licensee's commission rate on a carrier-by-carrier basis (refer to Exhibit C) at which point, Licensee must complete an appointment contract with each Carrier and Legacy Insurance
       Group the Licensee decides to have its General Agents and Writing Agents market.
     (b) In addition to the carrier commission rates set forth in Exhibit C, Licensee shall be responsible for and shall be liable to Legacy Insurance Group for the payment of all debts, unsecured debts, unsecured debits, expenses, costs or charges incurred by Legacy
     Insurance Group for the account of any customer or vendor of Licensee or his/her Writing Agents
     (collectively "Customer Account Losses").  Such
     Customer Account Losses shall include, without limitation, the following:
             (I) The cost of any chargebacks;
                    (II) Carrier transaction charges;
                    (III)     Wire transfer or draft charges;
             (VI) Processing charges of Legacy Insurance
                  Group, overnight fees, interest charges, postage charges, telephone charges;
                    (IV) Unsecured debits;
                    (V) Any other charge(s) which typically is/are paid by a General Agent or Writing Agent in the Office, but, for whatever reason, was/were not paid by the General Agent or Writing Agent; and
                    (VI) Arbitration awards and civil judgments as well as settlements thereof and arbitration fees, member surcharges, and other court or arbitration costs incurred with any of the foregoing or any dispute with any customer of License or its General Agents and Writing Agents, as more fully set forth in Paragraph six (6) below. Such payment may be procured by Legacy Insurance Group either by reducing amounts otherwise due from Legacy Insurance Group to Licensee, or by requesting a check from Licensee, or any combination thereof, at the sole option of Legacy Insurance Group.

     (b) Licensee shall be solely responsible for the payment structure of each General Agent or Writing Agent's monthly commission. Licensee shall deliver a schedule to Legacy Insurance Group disclosing the Commission rates applicable to each General Agent or Writing Agent in the Office. To the extent that Licensee does not otherwise owe any sums to Legacy Insurance Group, Legacy Insurance Group will authorize the Carriers to calculate the amounts due to each General Agent or Writing Agent, deduct such amount from the Licensee and remit such amount to the appropriate General Agent or Writing Agent, on Licensee's behalf.

     (c) Licensee and each General Agent or Writing Agent must have registration in states where commissions are generated.

         (d) At the termination of Licensee's and/or the General Agent or Writing Agent's association with
     Legacy Insurance Group, Legacy Insurance Group shall instruct each Carrier to hold all commissions, for a period of thirty (30) days from the date that the last commission checks would otherwise be due or until Legacy Insurance Group is satisfied that all pending or asserted claims against Legacy Insurance Group, Licensee and/or Licensee's General Agent or Writing
     Agent (s) are satisfactorily resolved, whichever is later regardless of whether Licensee or General Agent or Writing Agent is specifically named as a Respondent or Defendant in any proceeding.

6. Indemnification - General Agent, Writing Agent and Licensee shall indemnify and hold harmless Legacy Insurance Group from and against any and all claims or actions and all costs, expenses, losses of any kind (including without limitation, all arbitration awards, civil judgments, reasonable attorney fees and costs, and court, arbitration fees, member surcharges and costs), against the Office, the Licensee and/or a General Agent or Writing Agent in the Office or against Legacy Insurance Group relating to the acts or asserted acts of Licensee and/or its Writing Agent(s), regardless of whether Licensee or Writing Agent(s) is/are specifically named as a Respondent or Defendant in any proceeding. Legacy Insurance Group, at its sole option, and without the prior approval of either the Licensee or applicable General Agent or Writing Agent may settle or compromise any claim at any time. Licensee agrees that any settlement entered into by Legacy Insurance Group with a customer, vendor of Licensee or any third party shall be binding upon Licensee, and shall conclusively determine the amount of loss attributable to such claim. In the event Licensee wishes to disagree with such settlement, he/she may do so by filing a bond or depositing into an escrow account for the benefit of Legacy Insurance Group, the amount of damages alleged by Plaintiff or claimant. In such event, Legacy Insurance Group will not settle the claim without the
consent of Licensee.   Licensee further agrees that Legacy
may offset such costs, expenses or losses resulting from such civil verdicts or judgments, arbitration awards and settlements, against any monies due Licensee under this Agreement or any addendum to this Agreement as well as against any securities or monies contained in any individual brokerage account which Licensee and/or the applicable General Agent or Writing Agent may maintain with Legacy Insurance Group, and that such offset may be made prior to determination by any court or arbitration panel as to the reasonableness thereof. Legacy Insurance Group may also opt to hold monies due Licensee in advance of actual damages being incurred by Legacy Insurance Group by notifying Licensee and providing a reasonable explanation thereof.

7. Use of Corporate Name - Legacy Insurance Group hereby grants to Licensee a non-assignable exclusive right to operate the office under the name of Legacy Insurance Group, LLC. This operating right shall be limited to dealings with customers concerning their insurance contracts. Licensee shall not have the right to, enter into contracts, commitments, or incur any liabilities under the name Legacy Insurance Group, LLC. Whether in connection with the operation of the office or otherwise, except with customers in the ordinary course of business.

8. Assignment - The rights granted hereunder to Licensee are personal in nature. Any purported transfer of any such rights (by operation of law or otherwise) not specifically authorized pursuant to this Agreement will be void, and will also be a breach of this Agreement. The rights granted hereunder to Licensee, including without limitation the right to the use of the name Legacy Insurance Group, LLC. may not be the subject of any security interest, lien, levy, attachment or execution by any creditor of Licensee. Legacy Insurance Group may freely assign all of its rights and obligations under this Agreement to any person, firm, corporation or other entity.

9. Relationship of Parties - Except as provided for in this Agreement, neither party is the legal representative or agent of, or has the power to obligate the other for any purpose whatsoever; and no partnership, joint venture, agency, fiduciary or employment relationship is intended or created by reason of this Agreement. It is the intent of parties that for all federal and state tax purposes, the Licensee shall be an independent contractor of Legacy Insurance Group.

10. Term - This agreement shall be in full force and effect until December 31, 2002 (with the exception of Paragraphs 4(c), 5,6, and 12, which shall survive any termination) unless Licensee's registration is, terminated for cause, prior thereto.

11. Non-Disclosure - Licensee shall not during the term of this Agreement or at any time after its termination disclose any information concerning the manner in which Legacy Insurance Group conducts its business, including without limitation, the names of customers of Legacy Insurance Group, to any person or party except if so required by law.

12. Remedies - The remedies provided in this Agreement are not exclusive, and its provisions are sever able. It will be governed by Maryland law, it is exclusively for the benefit of the parties hereto and it may not give rise to liability to a third party.

13. Entire Agreement - This is the entire agreement between the parties. It supersedes all previous agreements. No change in this Agreement will be valid unless in writing signed by both parties. The section headings in this Agreement will not affect their interpretation. No failure to require strict performance or to exercise any right or remedy hereunder will preclude requiring strict performance or exercising any right or remedy in the future. Legacy Insurance Group's consent, wherever required, may be withheld if any default by Licensee exists under this Agreement.

14. Notices - Notices will be effective hereunder when they are reduced to writing and delivered personally or mailed b certified mail to the appropriate party at its address stated below, or to such person and at such address as may be designated by written notice hereunder. Approvals and consents by Legacy Insurance Group will not be effective unless evidenced in writing or by telefax and duly executed on behalf of Legacy Insurance Group.

LICENSEE: GOLDEN STATE MUTUAL LIFE INSURANCE COMPANY, INC.

NAME:
     _S/S__________________________________________________
     Charles James, Vice President

BY: S/S_____________________________________________


ADDRESS: 1999 Adams Ave., Los Angeles, CA


LEGACY INSURANCE GROUP, LLC

BY:  S/S
     _______________________________________________________


NAME: Vernon Marrow, President

ADDRESS: 2 E. Fayette Street, Baltimore, MD 21202


MIRADOR DIVERSIFIED SERVICES, INC.

BY: S/S
     _______________________________________________________



NAME: John Edward Jones, President CEO

675 Lynnhaven Parkway, 2nd Floor, Virginia Beach, VA 23452





                          Exhibit A


         Golden State Mutual Life Insurance Company
              State Insurance Brokerage Offices




Licensed to do business in:

                           Arizona
                         California
                    District of Columbia
                           Georgia
                           Hawaii
                          Illinois
                          Louisiana
                          Maryland
                          Michigan
                         Mississippi
                          Missouri
                           Nevada
                       North Carolina
                          Tennessee
                            Texas
                          Virginia


                          Exhibit B


        Life, Health, Annuity & Supplemental Carriers

                  Life Insurance Carriers:

  Old Line Life Insurance Company, Inc. (American General)
        Security Connecticut Insurance Company, Inc.
              F&G Life Insurance Company, Inc.


                 Disability Income Carriers:

                       Illinois Mutual


                      Annuity Carriers:

              F&G Life Insurance Company, Inc.
        Jackson National Life Insurance Company, Inc.


              Supplemental Insurance Carriers:

                            AFLAC




                          Exhibit C


        Life, Health, Annuity & Supplemental Carrier
                Commission Rates for Licensee




                  Life Insurance Carriers:

Old Line Life Insurance Co, Inc.                  100%
Security Connecticut Insurance Company, Inc.      100%
F&G Life Insurance Company, Inc.                  100%


                 Disability Income Carriers:

Illinois Mutual                                     50%


          Annuity Carriers (% of Gross Commission):

F&G Life Insurance Company, Inc.                    85%
Jackson National Life Insurance Company, Inc.       85%


      Supplemental Insurance Carriers (% of Override):

AFLAC                                               10%
Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has caused this report to be signed in its behalf by the undersigned, hereunto duly authorized.

Dated:  December 19, 2000               Mirador Diversified
Services, Inc.

                         S/S___John Edward Jones
                         John Edward Jones, President

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has caused this report to be signed in its behalf by the undersigned, hereunto duly authorized.

Dated:  December 19, 2000               Mirador Diversified
Services, Inc.


                         S/S___John Edward Jones
                         John Edward Jones, President