Form 10KSB
period 2001-01-31
MIRADOR DIVERSIFIED SERVICES INC
filed 2001-05-15
CIK 1096649

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        --------------------------------
                                   FORM 10-KSB

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ___________
                  COMMISSION FILE NUMBER _____________________


                       MIRADOR DIVERSIFIED SERVICES, INC.
                 (Name of Small Business Company in its Charter)

                          Nevada                                                     88-0431562
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

                        675 LYNNHAVEN PARKWAY, 2ND FLOOR
                            VIRGINIA BEACH, VA 23452
                    (Address of Principal Executive Offices)
                                 (757) 652-4105
                (Company's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12 (d) of the Act:

          Title of each class        Name of each exchange on which registered
          -------------------        -----------------------------------------
                 None                               None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock Without Par Value
                                                             ------------------------------
                                                                   (Title of Class)

Check whether the Company has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Company's revenue for its most recent fiscal year. $NIL

The aggregate market value of the voting stock held by non-affiliates of the registrant at January 31, 2001 was $12,593,147 (based on the purchase price paid by each stockholder). This calculation does not reflect a determination that persons are affiliates for any other purposes.

At January 31, 2001, there were 23,205,524 of the registrant's voting shares issued and outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one):  Yes [ ] No[X]



                                     Page i

                       MIRADOR DIVERSIFIED SERVICES, INC.
                                   Form 10-KSB
                   For the Fiscal Year Ended January 31, 2001

                                TABLE OF CONTENTS

                                                                                       PAGE
PART I.................................................................................. 1
    ITEM 1.  DESCRIPTION OF BUSINESS.................................................... 1
    ITEM 2.  DESCRIPTION OF PROPERTY....................................................12
    ITEM 3.  LEGAL PROCEEDINGS..........................................................12
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................14

PART II.................................................................................14
    ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................14
    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..................19
    ITEM 7.  FINANCIAL STATEMENTS.......................................................21
    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.......................................................21

PART III................................................................................22
    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..........................22
    ITEM 10. EXECUTIVE COMPENSATION.....................................................24
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............25
    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................25
    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...........................................26
    SIGNATURES..........................................................................27
    POWER OF ATTORNEY...................................................................27

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS


FORWARD-LOOKING INFORMATION


        This Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. Such assumptions are indicated by terminology such as, "believes," "it appears," "the Company is informed," and the like, while such forward-looking statements are indicated by terminology such as, "plans," "intends," and similar words which refer to future conditions. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward looking statements as a result of risk factors set forth in this Form 10-KSB.

        In this Form 10-KSB, references to the "Company," "we," "us," and "our" refer to MIRADOR DIVERSIFIED SERVICES, INC.

SUMMARY

        The Company is a Nevada corporation, incorporated on June 11, 1999, under the name TCT Financial Services B, Inc ("TCT Financial"). On February 10, 2000, the Company entered into a reverse-merger agreement whereby the Company agreed to purchase all of the outstanding share capital of Mirador Diversified Services, Inc., a privately-held Nevada corporation formed on February 27, 1997 ("Mirador"), which is developing a business engaged in providing Internet-based information and electronic commerce ("e-commerce") financial services to the middle-income consumer market. The effect of the reverse-merger agreement was the transfer of control of the Company from the original principals of TCT Financial to the principals of Mirador. The reverse-merger transaction was documented on a Form 8-K filed by TCT Financial as of May 23, 2000.

        The Company's registered office is currently located at 5424 Comchec Way, Unit 105, Las Vegas, Nevada 89108 and its principal executive offices are located at 675 Lynnhaven Parkway, 2nd Floor, Virginia Beach, Virginia 23452. The Company is in the process of changing its registered office to 548 California Avenue, Reno, Nevada 89509, and anticipates that this will be completed during May 2001.

FISCAL 2000 - OTC:BB LISTING

        During fiscal 2000, the Company continued its efforts to gain an OTC:BB listing for its securities including the reverse-merger with TCT Financial. There were several delays in this process, primarily concerned with the effect of an SEC "no-action" letter issued on January 21, 2000 (the "No-Action Letter"), on the tradability of the Company's shares. The No-Action Letter had been issued to deal with situations where a private company had merged into a "blank check shell" public company. A blank check shell public company is an entity with a large shareholder base, but no active business operations, and has been incorporated solely for the purpose of reverse-merging with a private company. Reverse-mergers conducted in this fashion had traditionally been viewed as a quick, relatively inexpensive and easy way for a private company to become a public company with resulting access to a large number of shareholders and their float of public shares, many of which would become free-trading immediately upon the completion of the reverse-merger because of the length of time they had been held. The concern of the National Association of Securities Dealers ("NASD"), the body which oversees operation of the OTC:BB, however, was that using this method to become a public company had created a situation where proper business and financial disclosures were not being made in many cases, and individuals were receiving shares in blank check shells without paying appropriate compensation or any compensation at all. This, in turn, had led to a situation where individuals were receiving significant benefits, but there was no corresponding risk. Moreover, there was no evidence to indicate any other purpose for acquiring such shares except with a "view toward distribution," a condition nullifying reliance on SEC methods allowing tradability.

        The effect of the No-Action letter was to impose a trading restriction on the shares of the pre-merger public company and require that they be specifically qualified by the preparation, filing and effectiveness of a Securities Act Registration Statement prior to becoming tradable, despite the fact that the Rule 144 hold period conditions may have expired. The pre-merger private company shares are not affected by the No-Action Letter.

        As TCT Financial was a blank check shell company, the tradability of the pre-merger TCT Financial shares become an issue in the summer of 2000, when the No-Action Letter was brought to the Company's attention by NASD in the course of reviewing the Company's OTC:BB listing application. The Company retained legal counsel to provide an opinion on the issue in early 2001. The legal opinion was received in March 2001, and confirmed that the pre-merger TCT Financial shares would not be tradable without specific qualification, but that the pre-merger Mirador shares would become tradable, subject to Rule 144 hold period restrictions and release schedule, as soon as the Company received its OTC:BB listing. The legal opinion affects a total of 1,237,614 shares of common stock, held by 502 shareholders.

        Following receipt of the legal opinion, the Company determined that it was in its best interests to seek out a new market maker to sponsor the Company onto the OTC:BB. A new market maker has been engaged, and the Company's application has now been resubmitted to NASD. The Company is optimistic that it may receive approval and an OTC:BB listing by mid-May 2001.

FISCAL 2000 - BUSINESS DEVELOPMENT

        Also during fiscal 2000, the Company continued to work toward completing and refining the business plan developed by the pre-merger Mirador entity. The Company is hoping to commence active business operations during fiscal 2001.

        Although the Company itself is not actively operating, it does have a wholly-owned subsidiary, Mid-America Mortgage, Inc. ("Mid-America"), based in Denver, Colorado, which is actively conducting business. Mid-America operates as an independent entity, and all revenues and expenditures are contained within Mid-America only. No revenues pass from Mid-America to the Company and the Company is not responsible for the payment of any expenditures incurred by Mid-America in conducting business. Mid-America is currently fielding approximately 70-100 applications for mortgage funding each month, and this number is expected to increase significantly upon the Company obtaining an OTC:BB listing for its shares.

        The services the Company is developing include financial planning, insurance product services and investment counselling. These services, together with an expanded mortgage-lending service to be operated directly by the Company, will be provided primarily through the Company's specially developed websites, located at www.911equitymortgageloan.com and www.askmidamerica.com. The Company also intends to offer telephone and in-person service for its customers that will maintain the highest quality standards of professionalism, product knowledge, responsiveness and courtesy.

        The Company's proposed financial planning services will be provided to customers free of charge. Revenues will be derived from products and services purchased by customers according to their financial needs.

        In addition to the mortgage lending services now provided by Mid-America, mortgage lending services will also be provided by the Company itself, through its own efforts and under a proposed net branch agreement ("Net Branch Agreement") to be entered into with Platinum Capital Group, whereby the Company would act as an independent agent for Platinum Capital Group, giving the Company access to both mortgage capital as well as mortgage licenses in states where it is not currently licensed.

        Insurance services will be provided initially by way of the Company's strategic alliance with Golden State Mutual Life Insurance Company ("Golden") and Legacy Investor Services, LLC ("Legacy"), under an Insurance Brokerage Agreement entered into on December 5, 2000. The Company intends to enter into similar agreements with other recognized insurance providers.

        Securities brokerage, mutual fund and investment counselling will be offered through Legacy, which in addition to insurance services is also a member of NASD and SIPC. The Company receives fees from Golden and Legacy in connection with financial products and services placed by them with individual customers.

        The Company's business strategy will be to offer its customers the widest and most comprehensive range of financial services possible, through its existing strategic partnerships with various mortgage and insurance providers and securities brokers and by searching out new business opportunities with other financial service providers in the industry. By acting as a single portal, the Company believes it will be able to capture a large segment of the market that would prefer to deal with a single financial service provider rather than having separate banks, mortgage brokers, insurance agents, tax preparation services, investment counsellors, etc.

PRODUCTS AND SERVICES

1.      Mortgage Lending Services

        Mortgage lending services will be the core of the Company's business operations, and the Company intends to provide mortgage lending services in all 50 states. To achieve this goal, during fiscal 1999 the Company entered into several asset purchase agreements with regional mortgage brokers located in the states of Virginia, Louisiana, Colorado, Pennsylvania and Massachusetts, each of which was licensed for operation in several additional states. However, these agreements were conditional upon the Company becoming a public company within a certain timeframe. Due to the complications raised under the No-Action Letter the Company was unable to fulfil its commitment to become a public entity, resulting in a nullification of these asset purchase agreements.

        The Company then turned to alternative methods of obtaining the required licenses, and entered into negotiations with a major capital funding organization, Platinum Capital Group, a Nevada corporation ("Platinum"), to act as a Net Branch. Platinum is licensed in 46 states, which, when combined with the Company's existing licenses in 4 states, provides the full 50-state coverage desired. Under the terms of the proposed Net Branch Agreement, the Company will act as an Internet branch of Platinum and will be able to utilize Platinum's existing state licenses to provide mortgage lending services in areas where it does not possess its own license. Negotiations with Platinum are close to completion, and the Company is confident that it will reach an acceptable agreement.

        Once complete and operational, consumers entering the Company's website would be able to prepare and transmit an online application for mortgage funds. Personal details and information will be supplied, as well as the location of the proposed mortgaged property and the amount of funds the consumer wishes to borrow. The Company then will be able to review and process each application and determine whether or not to grant approval.

        Should the Company finalize the agreement with Platinum, mortgage funds would be provided by Platinum. The Company will be responsible for the review and approval of loan applications using guidelines developed by Platinum. Once the Company has determined that an applicant meets the requirements, they would then grant approval for a mortgage loan, and arrange with Platinum to close and fund the mortgage. Platinum would receive a fee for each mortgage loan provided, which fee would be deducted from the mortgage proceeds at the time they are released to the Company. The Company would guarantee repayment of all mortgage funds being advanced by Platinum.

        This method of funding would be beneficial to the Company in many ways. The Company would be acting as a mortgage broker rather than as a mortgage banker/correspondent, so it would not be required to maintain a large pool of funds from which it would provide mortgage loans. In order to obtain such a large capital pool, the Company would likely need to borrow this money from a bank or large financial institution, and would then be required to service that loan by paying interest, etc. In order for the Company to realize a profit from this service, therefore, it would have to charge customers a higher rate of interest than it was paying to service its capital pool loan, and this, in turn, would impair the Company's ability to compete with banks and financial institutions as a mortgage provider.

        The Company would also benefit from an advertising and marketing standpoint by being the organization that ultimately provides mortgage funds to the customer. As the financing arrangement with Platinum would be done in a background fashion, the goodwill, customer loyalty and repeat business would be earned by the Company, which is the only organization customers would be required to deal with.

        The Company is also researching alternative methods of providing mortgage-lending services, which may include entry into agreements with other financial institutions in a similar fashion to that with Platinum. The Company's subsidiary, Mid-America, has existing arrangements with several financial institutions, which the Company may approach for funding. The Company is also working toward obtaining mortgage licenses on its own behalf in several states, and may consider negotiating a limited amount of capital pool funding from which it could provide mortgages directly, should it determine that this may be beneficial to the Company's overall operations.

2.      Insurance Provision Services

        The second product in the Company's proposed business operation will be insurance services. The Company is intending to offer several insurance products including life insurance, health insurance, annuity insurance and supplemental insurance. The Company will be able to offer these products to its customers as a result of entering into the Insurance Brokerage Agreement with Golden and Legacy, two major insurance carriers. This Insurance Brokerage Agreement allows for each party to cross-sell to the other's client bases, creating a large and diverse product offering to the public.

        Once the Company has obtained its OTC:BB listing, under the terms of the Insurance Brokerage Agreement, the Company will then begin the process of training some 500 independent and employee sales agents associated with Legacy and Golden to use a Financial Needs Analysis ("FNA") software program being developed for the Company. The FNA is being designed to assist in creating individual financial plans on a per-customer basis, tailored to that customer's individual needs and data. By analyzing a customer's current financial information, the FNA will be designed to provide suggestions on ways to increase a portfolio or create retirement, education, savings or debt reduction plan options accessing various services provided by the Company. The FNA is expected to be completed and ready to use in July 2001.

        Once the FNA is operational, Legacy and Golden agents will pay the Company a fee for all new insurance or mutual fund investment sales made to customers through the use of the FNA. These agents will also earn a fee for all loan applications generated through if the applications are subsequently approved by the Company.

        The Company has also recently been appointed as an authorized agent of AFLAC supplemental insurance products (including supplemental accident, long and short-term disability, additional hospitalisation coverage, specific health problems, dental and life insurance), through its association with Legacy. As the General Agent under this agreement, the Company will be able to distribute AFLAC products and services to the public through the Golden agents and affiliates.

3.      Securities Brokerage Services

        The third area in which the Company intends to provide service is the area of securities brokerage and investment counselling. These services will be provided by Legacy under the terms of the Insurance Brokerage Agreement. Legacy has over 200 registered securities broker-dealers who will also be trained in the operation and use of the Company's FNA. In addition, these agents will receive training and assistance to enable them to become qualified as licensed insurance brokers. The dual licensing will allow these individuals to be able to offer the same range of insurance, mortgage and financial services as the Company's other agents, as well as being able to offer securities and investment advice. The inclusion of these individuals into the Company's business plan also ensures that other non-securities licensed agents will be able to offer investment and mutual fund advice, with the actual sales being written by an appropriately licensed broker. See also "Government Regulation."

INTERNET WEBSITE PORTAL

        The Company's business plan envisions that customers and the general public would be able to access the Company's products and services through a complex website, presently to be located at www.911equitymortgageloan.com. Initial loan applications would be made in this fashion, as well as the other services to be offered by the Company. The use of an Internet website as the primary portal will assist the Company in keeping personnel and office space costs to a minimum, while reaching the maximum potential customer base throughout the U.S. The Company's target market will be younger customers, with annual incomes of between $50-100,000.00, many of whom are technologically advanced and comfortable with accessing information through the Internet. However, with the ability to also offer professional and high-quality personal and telephone service, the Company intends to use a combination of the two mediums to attract and retain customers throughout all financial spectrums.

        Customers applying for mortgage or other funding online would be required to complete a comprehensive application, which would include name(s), demographic data, employment history and income, assets and liabilities and authorizing the Company to conduct a thorough credit check. This comprehensive database of customer information also would be maintained and reviewed by the Company and used to tailor financial service offers to existing customers. Given that in many cases the Company's target market will not yet have established long-term financial plans, the Company intends to offer this tailored financial planning service as a complement to the other services it intends to provide to those customers. By using the FNA software to analyze the data submitted in a mortgage loan application, the Company expects to be able to target weaknesses in customer portfolios. In many cases, the Company believes these weaknesses will be a lack of adequate insurance and long-term savings goals. Customers who receive a tailored plan from the Company will be able to manipulate this information using tools on the website and extrapolate the results onscreen, print it, or convert the data into graphs, charts and tables, as they prefer.

        Once a financial plan for a customer has been established, the Company will be able to monitor progress and update the customer with new developments or opportunities that fit within the parameters of that individual's financial plan. In this fashion, the Company intends to continue its contact with the customer and provide reinforcement of the Company's name and goodwill.

        Even where a mortgage application is unsuccessful, the Company would still be able to analyze the data received and work with customers to develop a financial plan designed to improve the customer's financial position to the point where they will qualify for a mortgage loan. The Company is hoping that the work done with customers in this early stage of their financial development will be realized in the future, and that when these individuals are financially qualified for mortgage or other services they will look to the Company first to provide these items.

COMPETITION AND THE COMPANY'S COMPETITIVE ADVANTAGE


        There are numerous companies, partnerships and individuals engaged in the provision of financial planning services, insurance products, mortgage and other lending services and securities and investment counseling throughout the United States. The Company will have to compete with these organizations and individuals for a share in the consumer financial market. Many of the Company's competitors possess or have access to financial and other resources that exceed those available to the Company, and many of them have already achieved market recognition. The Company must obtain market recognition in order to successfully compete in this arena.

        Potential profitability will depend largely on the Company's ability to offer a superior line of products and services and capture a portion of its target market. The Company must be able to successfully market its products and services to those consumers it intends to target, being the middle-income customer with an annual average income of between $50,000-100,000. Economic downturns, increases in inflation and employment reductions could materially impact the Company's ability to secure sales from its intended market. Any such developments could materially affect the Company's operations and likelihood of profitability.

        While the Company will face competition on an individual market level, its research indicates that few, if any, other companies are currently working toward providing the comprehensive package of financial services as envisioned by the Company. In addition, research suggested that many financial planning providers focus on the higher-income client. The Company believes that the middle-income market has been largely ignored, and financial service providers for this segment are fragmented, meaning individuals must go to several different places to arrive at one single financial plan.

        MORTGAGE PROVIDER COMPETITION - The Company views Primerica Financial Services, Inc., a division of CitiGroup, Inc. ("Primerica") as its primary competitor in the field of mortgage lending. CitiGroup, Inc., emerged as a result of the founding entity, Citibank, a pioneer in the field of Internet-only banking. Citibank's remarkable growth illustrated the ability of companies to survive without traditional "brick and mortar" offices.

        Primerica, like the Company, offers an Internet website and processes a very high volume of mortgage applications. It has access to the CitiGroup, Inc., client base, which is significant in size. It has a large and skilled agent base. The Company believes, however, that it will be able to successfully compete against Primerica for a share of the mortgage lending market. Primerica's primary business is the provision of insurance and investments, and while it does provide mortgage lending services, these rank third behind insurance and investments. With respect to financial planning, Primerica, as well as other large mortgage lending organizations, focuses almost exclusively on the individual product they are offering, and while financial planning is provided, it is not the cornerstone of their operation. In fact, industry research obtained by the Company indicates that while Primerica may be the single largest provider of financial planning services in the U.S., it holds less than 3% of the overall market.

        The Company's view is that by taking the data received in connection with the mortgage application and using it to create a financial foundation plan for each customer, it will provide a superior value for service. In addition, Primerica works mainly as an in-person service and is marketed strictly in this fashion. Their website has valuable information, but the Company feels it is not as in-depth as the Company's site will offer, nor does Primerica offer the ability to conduct business on an exclusively on-line basis. The Company's contemplated website functions would allow customers to manipulate their own personal data and financial plan and extrapolate results, on their own time and independent of their financial planner. This allows the customer to maintain a sense of control and direction over their finances, which the Company feels is important in securing long-term relationships with customers. Finally, as Primerica is an in-person service, it is required to have offices and agents throughout the country, whereas the Company does not, as all of its services will be designed to be available online, and in-person services will be conducted through its established network of Legacy and Golden agents.

        Other loan providers include sub-prime lenders, such as Beneficial Credit Services, Inc. Sub-prime lenders focus almost exclusively on debt consolidation loans and lines of credit, typically exemplified by very high rates of interest, on par with credit card interest rates. While the sub-prime lending market, like the Company, also targets younger, less financially established customers, its high interest rates make it less attractive than those the Company will be able to offer, and the Company anticipates it will be able to compete at an economic advantage in this arena. In addition, sub-prime lenders typically offer no counseling, insurance, securities or financial planning services.

        FINANCIAL PLANNING SERVICES - This service is offered by numerous competitors, including large organizations such as H&R Block, accountants for both large firms down to sole proprietorships, and similar services are available from most major banks and financial institutions. Many organizations also offer free financial planning, with the end goal of creating a working relationship with customers and securing future business, including loans, savings accounts and investment counseling.

        The Company anticipates that it will be able to compete with these providers because of the data-gathering capabilities it will have engineered into its website portal. The Company is not aware of any other financial planners who are able to offer a diverse range of services via the Internet, combined with financial plan construction and tailoring on an individual basis, especially free of charge to the customer. The Company is also not aware of any other organizations who have targeted and specialize in marketing services to the middle-income market.

        INSURANCE SERVICES PROVIDER - Insurance service is also offered by numerous competitors, from large multinational corporations to small regional carriers. Many banks and credit unions have also added insurance services to their line of financial products.

        The Company believes that it will be able to compete in the insurance provider market because of its depth of knowledge and ability to offer a wide and comprehensive package of services. Company research has indicated that while many general insurance agents offer insurance, in many cases they have little knowledge of the insurance packages they are selling and are unable to offer advice or follow-up support. The Company's research further indicated that although general insurance agents account for a large portion of the Company's target market, approximately 40% of customers surveyed reported dissatisfaction with the service received and would not purchase insurance from that agent again. The Company intends to address these issues by ensuring all agents are well trained in the products they are offering and are able to provide customers with full support, product analysis and a comparative breakdown against coverage offered by other insurers.

        SECURITIES BROKERAGE SERVICES - Traditionally, brokerage services are offered by registered securities dealers independently. In recent years, many banks have incorporated a limited amount of securities brokerage services, which tend to concentrate on mutual funds. The advent of Internet trading has impacted the industry, and many brokerages now offer online trading services. However, in many cases these online services do not offer investors adequate (or any) financial guidance or investment counseling. Often only limited company information is available on these sites, requiring potential investors to conduct their own, often extensive - or even inadequate - independent research. The Company intends to compete in this arena through its arrangement with Legacy. With some 200 registered Legacy securities brokers, the Company intends to integrate securities brokerage and counseling into its financial planning services, and to ensure that customers are provided with high-quality and professional advice, background information and guidance.

GOVERNMENT REGULATION


        Certain aspects of the Company's business, as that of its competitors and the financial services industry in general, are subject to stringent regulation by U.S. federal and state regulatory agencies and securities markets and exchanges, each of which have been charged with the protection of the financial markets and the interests of those participating in those markets. These regulatory agencies in the United States include, among others, the Securities and Exchange Commission ("SEC"), Municipal Securities Rule Making Board ("MSRB"), the National Association of Securities Dealers, Inc. ("NASD"), and NASD Regulation, Inc. ("NASDR"). The Company must ensure that its allied brokers, and the Company's own referral system, are in full compliance at all times.

        Additional legislation, regulations and changes in rules promulgated by the SEC or other U.S. federal and state governmental regulatory authorities and self-regulatory organizations, plus non-U.S. governments and governmental regulatory agencies may directly affect the manner of operation and profitability of the Company.

        Certain of the agents affiliated with Legacy are licensed to sell and advise on securities and mutual funds. These individuals must be registered as broker-dealers with the SEC and as such are subject to regulation by the SEC and by self-regulatory organizations, such as the NASD and any securities markets or exchanges of which they may become a member. These individuals may also be subject to Rule 15c3-1 under the Exchange Act, which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, they are required to maintain the minimum net capital deemed necessary to meet broker-dealers' continuing commitments to customers and others. Under certain circumstances, this rule limits the ability of the Company to withdraw capital from such broker-dealers.

        Broker-dealers are also subject to other regulations covering the operations of their business, including sales and trading practices, use of client funds and securities, and conduct of directors, officers and employees. Broker-dealers are also subject to regulation by state securities administrators in those states where they do business. Violations of the stringent regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders and the suspension or expulsion from the securities field of a firm, its officers or employees. The SEC and the national securities markets and exchanges emphasize in particular the need for supervision and control by broker-dealers of their employees.

        There are currently few laws or regulations specifically regulating the Internet. However, the government is grappling with the effect of the emergence of the Internet, and laws and regulations may be adopted in the future addressing issues such as user privacy, pricing, usage and distribution. For example, the Telecommunications Act sought to prohibit transmitting certain types of information and content over the Internet; the Federal Communications Commission has been asked to regulate Internet services in a manner similar to long distance telephone carriers and to impose access fees on these companies and the SEC has discussed the appropriateness of information distributed over the Internet regarding publicly traded companies and problems associated with chat rooms and message board services in particular. Regulation in these and other areas could result in increased costs of transmitting data over the Internet or the imposition of other restrictions adversely affecting the Company. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Internet.

OTHER RISK FACTORS

        The Company has no operating history upon which to base an investment decision. At the time of the merger, the Company's pre-merger predecessor, TCT Financial, did not conduct active operations, and the

Company's other pre-merger predecessor, Mirador had no active operations. The Company is still not yet conducting active operations, although it's subsidiary, Mid-America, is active and operating. However, Mid-America is an independent subsidiary and retains all revenues produced by it. As such, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by new companies. To address these risks, the Company must, among other things, attract a customer base and successfully implement and execute its sales and marketing strategy. There can be no assurance the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company. The likelihood of success of the Company must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development of an early-stage business, and it is impossible to predict the degree of success the Company will attain.

        The Company requires significant additional capital, which it may not be able to obtain. The Company has to date been funded by its President and CEO, John Jones. As the Company continues to implement its business plan, present private sources of financing will not be adequate to support the Company's increased cash needs. Furthermore, the Company's proposed entry into new Internet and e-commerce business areas will create additional demands for investment capital. The Company may not be able to obtain future equity or debt financing on satisfactory terms or at all. If the Company fails to obtain necessary short-term financing, it will not be able to continue development and commence operations. Long-term liquidity will depend on the Company's ability to obtain long-term financing and attain profitable operations. The Company's auditors issued an opinion with its most recent audit of the Company's financial statements raising doubt about the Company's ability to continue as a going concern if it does not obtain additional debt or equity financing.

        The Company's business prospects will depend on demand for and market acceptance of the Internet. The Company will be heavily dependent on the Internet as an access and transmission medium to provide its services. Although the Company believes that the acceptability and usability of the Internet has increased dramatically and will continue to increase, particularly among the Company's target market, increases in Internet Service Provider rates or decreased use of the Internet for e-commerce transactions could have a material adverse effect on the Company's proposed operations, including the possibility that the Company may need to significantly curtail or cease its Internet-based e-commerce operations or develop its own alternative capabilities at a cost in excess of the Company's ability to fund such undertakings.

        If the Company's target market does not grow as anticipated, revenues will be below expectations and business and financial results will suffer. The Company is engaging in a developing business in an unproven market. Accordingly, it cannot accurately estimate the size of its market or the potential demand for its services. If its customer base does not expand or there is not widespread acceptance of its products and services, the Company's business and prospects will be harmed.

        Any failure of the Company's Internet and e-commerce infrastructure could lead to significant costs and disruptions in service, which could reduce revenues and harm business and financial results. The Company will be heavily dependent upon computer and communications hardware, including proprietary database software and Internet communications software. While the Company has internal safeguards in place such as backup procedures and redundant server systems, current virus scanning software and looks to third party expertise in the hosting and maintenance of its proposed website operations, there can be no assurance that it will not experience some unexpected interruptions in service or losses of data through power interruptions, equipment overloads or other causes, both internal to the Company and external to the Internet communications industry as a whole. In addition, the Company's computer infrastructure must be able to manage large numbers of simultaneous connections and must have sufficient equipment to handle the heavy data flow anticipated. A failure by the Company to ensure adequate data processing equipment is in place may lead to system failures causing losses in data, business and opportunities.

        The Company is, at present, wholly dependent upon the personal efforts and abilities of its officers, directors and key personnel, in particular John Jones, its CEO. The loss of Mr. Jones would prove to be a significant loss to the Company at this early stage. Mr. Jones and the Company have entered into an employment agreement to secure his continuing services. Upon the receipt of adequate revenues the Company is considering obtaining key-man life insurance for Mr. Jones. In addition, certain other directors and officers of the Company may devote only part of their time to the Company's business.

        In order to implement the Company's business plan, it must effectively manage its expansion process, which is expected to be rapid and significant. To do so, it will be required to seek out qualified financial planners, insurance and mortgage salespersons, telecommunications marketers and other staff to manage the anticipated business. There can be no assurance that the Company will be able to attract and retain sufficient qualified personnel required to conduct its operations, and the failure to do so may result in a material adverse effect on the Company's business, financial condition and operating results.

TRADEMARKS AND PATENTS


        The Company currently has no registered trademarks or patents. As the Company develops and implements its business plan, it may consider applying for trademarks and/or patents in the ordinary course of business, as such applications become necessary or in the best interests of the Company.

        The Company's failure to protect or maintain any intellectual property rights could place it at a competitive disadvantage and result in loss of revenue and higher expenses. The Company's performance and ability to compete will be dependent to some degree on its proprietary e-commerce services in development. The Company will be required to take steps to protect its proprietary intellectual property rights. Should the Company fail to take adequate steps, or even in the event the Company does take steps to protect its proprietary intellectual property rights, this may not prevent other parties from attempting to use or claiming rights to such intellectual property. Third party infringement or misappropriation of trade secrets, copyrights, trademarks or other proprietary information could seriously harm the Company's business. The Company also cannot assure that it will be able to prevent the unauthorized disclosure or use of its proprietary knowledge, practices and procedures if senior management or other key personnel leave the Company. In addition, although the Company believes that its proprietary rights do not infringe the intellectual property rights of others, other parties may claim that the Company has violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may impact the Company's operations and management's ability to conduct business.

RESEARCH AND DEVELOPMENT


        The Company has expended considerable funds over the past two fiscal years in bringing the Company to its present stage of operations. For the purposes of this Annual Report, the Company considers the work spent on designing and creating its website to be included in this amount. The Company also considers expenditures relating to business acquisitions, the costs of the reverse-merger with TCT Financial and the costs surrounding the development of the Insurance Brokerage Agreement with Legacy and Golden to be included in this amount.

        Accordingly, during fiscal 1999, the Company spent approximately $24,000 on research and development, and expenditures for fiscal 2000 were approximately $26,300.

EMPLOYEES


        On January 31, 2001, the Company had no employees. To date all administrative and management functions have been performed by John Jones and Linda Raynall, the Company's CEO and Corporate

Secretary, respectively. The Company's wholly-owned subsidiary, Mid-America, currently has 14 full-time employees. All wages, salaries and employee expenses are managed entirely by Mid-America and the Company is not required to contribute any funds to Mid-America.

        The Company's proposed personnel structure will be divided into three broad categories: management and professional, administrative and clerical, and sales personnel. As in most small companies, the divisions between these three categories will be somewhat indistinct, as we anticipate employees will be engaged in various functions as projects and workload demand.

        The Company has made arrangements with third parties and independent contractors for various services, including the development, maintenance, hosting and upkeep of the Company's website. The Company does not consider personnel associated with Legacy and Golden to be employees of the Company, for these alliances were negotiated at arms-length with those independent entities.

        The Company is not anticipating any labor union involvement with its proposed employees.

        As the Company's business develops during fiscal 2001, the Company anticipates that it will increase its staff by approximately twenty-three individuals, and that its wholly-owned subsidiary, Mid-America, will increase its staffing complement as well. Plans for fiscal 2001 include the hiring of five telemarketers who will work out of the Mid-America offices in Denver and be Mid-America employees. The Company intends to hire a Telemarketing Manager and twenty telemarketers, all of whom are expected to work out of the Company's offices in Virginia Beach. An Assistant to the Telemarketing Manager will also be employed at the Virginia Beach location, as well as a receptionist. All new appointments are dependent on the Company's level of operations and available revenues.

        The Company also intends to address the requirement for additional managerial and professional personnel. As operations develop, the Company will also be recruiting a Vice-President, Operations. As with the sales and administrative personnel, appointments will be made on an "as required" basis and subject to sufficient available revenues for salaries and any benefits.

REPORTS TO SECURITY HOLDERS


        As a "new" public company, we will be providing annual reports to our security holders and will continue to make quarterly reports available for inspection by our security holders. The annual reports include financial statements. We are subject to the informational requirements of the Exchange Act and, in accordance therewith, will file reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be inspected at public reference facilities of the SEC at Judiciary Plaza, 450 Fifth Street N.W., Washington D.C. 20549; Northwest Atrium Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661; 7 World Trade Center, New York, New York, 10048; and 5670 Wilshire Boulevard, Los Angeles, California 90036. Copies of such materials can be obtained from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street N.W., Washington, D.C. 20549 at prescribed rates. For further information, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding reporting companies at http://www.sec.gov. We are working toward offering this information on our website, located at www.911equitymortgageloan.com, although there exists a risk that such information may not always be current.

ITEM 2.  DESCRIPTION OF PROPERTY


OFFICE LEASE


        The Company's principal offices are located at 675 Lynnhaven Parkway, 2nd Floor, Virginia Beach, VA, 23452, and consist of approximately 2,491 square feet. These offices are leased from First Union Bank for an aggregate monthly rental of $2,566 for the Company's fiscal 2001, increasing to $2,643 per month for its fiscal year 2002. To date the Company's President and CEO, John Jones, has made all lease payments on behalf of the Company. The Company's lease with First Union Bank expires in February 2003, and at present the Company has no plans to renegotiate the lease beyond that time. Office space in Virginia Beach is plentiful and relatively inexpensive and the Company does not foresee any difficulties in finding a new, suitable location at that time.

        The Company's subsidiary, Mid-America, has premises located in Colorado, at 6795 East Tennessee Avenue, Suite 330 in Denver. These premises consist of approximately 1,900 square feet, and are leased from Maxim Leasing. The monthly lease payments are approximately $900.00, and the lease expires in June, 2002. Mid-America manages its own lease payments out of its operating revenues. Management of Mid-America will review its space requirements later in this year to determine whether it should consider relocation or expansion of its existing space. Maxim Leasing manages several buildings in the Denver area and management of Mid-America has advised the Company it does not anticipate any difficulties in securing new space, should relocation be desired. Mid-America also leases a branch office in Colorado Springs for $475 per month. This lease expired in March 2001 and Mid-America is in negotiations to renew this lease.

INVESTMENT POLICIES


        The Company does not have any investments in real estate, interests in real estate, investments in real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. Accordingly, the Company has not established any limitations on the percentage of assets, that may be invested in any one investment or type of investment. However, if such investments were to be made, and the investments were outside of the ordinary business of the Company, the Company would be required to comply with all applicable federal and state guidelines.

ITEM 3.  LEGAL PROCEEDINGS


        The Company knows of no existing or pending material legal proceedings involving the Company, its officers, directors and affiliates, except as follows:

ABBOTT FINANCIAL, INC., D/B/A MORTGAGE RESOURCE ASSOCIATES - ASSET PURCHASE TRANSACTION

        On September 1, 1999, the Company issued an aggregate of 100,000 shares of its common stock to one individual in consideration for the purchase of the assets and ongoing business operations of Abbott Financial, Inc., d/b/a Mortgage Resource Associates ("Abbott"), a privately held Colorado company. Total consideration for the asset purchase was to be 425,000 shares of the Company's common stock, to be issued at a deemed value of $1.00 per share. Assets to be acquired included the customer list, a Pitney-Bowes mass mailing piece of equipment and the ongoing business of Abbott, including a reported large number of ongoing mortgage transactions. This purchase was not completed, in part due to the delay in obtaining the Company's OTC:BB listing. However, it is the Company's position that Abbott, in spite of the ongoing issue of obtaining the Company's OTC:BB listing, has breached the terms of the agreement between the parties, as it continued to operate independently, and no revenues have ever flowed back to the Company. In addition, while the Company has received the client list for Abbott it has not been able to secure delivery of the Pitney Bowes mass mailing equipment. The Company also takes the position that Abbot misrepresented the volume and quality of ongoing mortgage transactions, as only 3-4 mortgage transactions were actually provided to the Company, none of which received approval from financial lending institutions.

        The Company is taking steps to settle this dispute and has determined that litigation in this instance would be costly, time consuming and ineffective. The Company is still in possession of the share certificate representing the 100,000 shares to be issued to Abbott. As such, the Company is in the process of making a settlement offer to Abbott whereby Abbott will provide the Company with the Pitney Bowes mass mailing equipment in exchange for delivery of the share certificate representing the 100,000 issued shares. Should Abbott refuse to settle with the Company on these terms, then the Company intends to cancel the share certificate, return the 100,000 shares issued to date to its treasury and return any property transferred to it by Abbott. The Company believe that the principal of Abbott will accept one of the two settlement choices and this matter will not proceed to litigation.

AMERICAN CAPITAL MORTGAGE GROUP, LLC

        On September 1, 1999, the Company issued an aggregate of 1,200,000 shares of its common stock to three individuals in consideration for the purchase of the assets and ongoing business operations of American Capital Mortgage Group, LLC ("ACMG"), a privately-held Colorado company. Total consideration for the asset purchase was initially to be 600,000 shares of the Company's common stock, to be issued at a deemed value of $2.00 per share. Assets to be acquired included the customer list, mortgage broker licenses for the states of Colorado and Utah and the ongoing business of ACMG, including a reported large number of ongoing mortgage transactions, for an estimated total business valuation of approximately $1.2 million. On the advice of certain business advisors, the Company later increased the consideration to be paid to 1,200,000 shares of its common stock, with the remaining 600,000 shares to be issued all at a deemed value of $1.00 per share, for a total of 1,200,000 shares. This purchase was not completed, largely due to the delay in obtaining the Company's OTC:BB listing. The Company has, however, received the client list for ACMG as well as the mortgage broker licenses for Colorado and Utah.

        The Company would prefer to settle this dispute, as it has determined that litigation in this instance would be costly, time consuming and ineffective. Accordingly, the Company intends to make a settlement offer whereby it will allow ACMG to retain all 1,200,000 shares previously issued, in return for ACMG executing a release of all claims for any and all past, present or future disputes between the parties relating to this matter. Should ACMG refuse to settle with the Company on these terms, then the Company may consider taking legal proceedings to allow the cancellation and return to treasury of the 1,200,000 shares issued to ACMG in this matter. It is the Company's hope that ACMG will elect to execute the Release of All Claims and retain the shares issued.

AMERICA'S MORTGAGE MART, INC. - ASSET PURCHASE TRANSACTION

        On September 1, 1999, the Company issued an aggregate of 808,700 shares of its common stock to eleven individuals in consideration for the purchase of the assets and ongoing business operations of America's Mortgage Mart, Inc. ("AMM"), a privately-held Pennsylvania company. Total consideration for the asset purchase was to be 800,000 shares of the Company's common stock, to be issued at a deemed value of $1.00 per share. Assets to be acquired included the customer list, a mortgage broker license for the state of Pennsylvania and the ongoing business of the Company, including a reported large number of ongoing mortgage transactions. This purchase was not completed, in part due to the delay in obtaining the Company's OTC:BB listing, although the Company has received the client list for AMM as well as the mortgage broker licenses for Colorado and Utah. However, it is the Company's position that AMM, in spite of the OTC:BB delay, has breached the contract between the parties by continuing to operate independently and not providing the Company with any portion of the revenues it has earned during this same period.

        The Company would prefer to settle this dispute, as it has determined that litigation in this instance would be costly, time consuming and ineffective. Accordingly, the Company intends to make a settlement offer whereby it will allow AMM to retain the 808,700 shares previously issued, in return for AMM executing a release of all claims for any and all past, present or future disputes between the parties relating to this matter. Should AMM refuse to settle with the Company on these terms, then the Company may consider taking legal proceedings to allow the cancellation and return to treasury of the AMM shares issued to AMM in this matter. The Company hopes that AMM will accept the settlement proposed by the Company and this matter will not proceed to litigation.

AACTION MORTGAGE CO., INC. - ASSET PURCHASE TRANSACTION

        On October 15, 1999, the Company issued 202,500 shares of its common stock to one individual in consideration for the purchase of the assets and ongoing business operations of Aaction Mortgage Co., Inc. ("Aaction"), a privately-held Massachusetts company. Total consideration for the asset purchase was to be 225,000 shares of the Company's common stock, to be issued at a deemed value of $1.00 per share. Assets to be acquired included the customer list, a mortgage broker license for the state of Massachusetts, certain computer equipment and the ongoing business of Aaction, including a reported large number of ongoing mortgage transactions. This purchase was not completed, in part due to the delay in obtaining the Company's OTC:BB listing. However, it is the Company's position that, in spite of the OTC:BB delay, Aaction has breached the contract between the parties. Although the Company has expended approximately $100,000 to pay operating expenses of Aaction, it has continued to operate independently and has not ever provided the Company with any portion of the revenues it has earned during this same period. In addition, the Company has not received the customer list, nor has it been able to take possession of the computer equipment. The Company also takes the position that Abbot misrepresented its financial position to the Company and provided misleading financial documentation to the Company.

        The Company would prefer to settle this dispute, as it has determined that litigation in this instance would be costly, time consuming and a possible distraction to Company management's ability to focus on business development. Accordingly, the Company intends to make a settlement offer whereby it will allow Aaction to retain the 202,500 shares previously issued, in return for Aaction executing a release of all claims for any and all past, present or future disputes between the parties relating to this matter. Should Aaction refuse to settle with the Company on these terms, then the Company intends to take legal proceedings to allow the cancellation and return to treasury of the 202,500 shares issued to Aaction in this matter. The Company believes that Aaction will accept the Company's settlement proposal and that no litigation will arise from this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


        No matters were submitted to the Company's security holders during the fourth quarter of fiscal 2000.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


        There is no established public trading market for the Company's common stock. The Company is seeking a listing on the OTC Bulletin Board but this has not yet been approved.

        There are approximately 596 registered shareholders of the Company's common stock who together hold in total 23,205,524 of such stock as at January 31, 2001.

        No dividends were paid with respect to the Company's common stock for 2000, and the Company does not plan to declare dividends in the foreseeable future.

UNREGISTERED SALES OF SECURITIES


        The following information describes the securities the Company has sold within the past three years without registering the securities under the Securities Act.

PRE-MERGER TCT FINANCIAL

Founders Shares

        TCT Financial issued a total of 8,000,000 shares of its common stock, at a deemed value of $0.001 per share, to three principals on June 11, 1999, following incorporation of the Company.

        On June 11, 1999, one of the TCT Financial principals gifted a total of 64,386 shares of TCT Financial common stock held by him to a total of 500 individuals.

        Following the merger of TCT Financial and the Company, a total of 6,700,000 shares originally issued to a principal of TCT were subsequently returned to treasury and cancelled as of April 1, 2000.

MIRADOR

Founders Shares

        The Company issued a total of 10,000,000 shares of its common stock to two principals on February 11, 1999, following incorporation of the Company. The deemed value of these shares was $0.001 per share.

Issued to Officers, Directors and Employees under Reg. 701

        1. On February 15, 1999, the Company issued 2,000 shares of its common stock to one individual in consideration for the provision of bookkeeping services. The stock was issued at a deemed value of $1.00 per share.

        2. On March 1, 1999, the Company issued 25,000 shares of its common stock to one individual in consideration for the provision of computer services. The stock was issued at a deemed value of $1.00 per share.

        3. On March 7, 1999, the Company issued an aggregate of 45,000 shares of its common stock to three individuals, in consideration for providing mortgage and financial planning advice and other services on an "as-required" basis. The stock was issued at a deemed value of $1.00 per share.

        4. On March 28, 1999, the Company issued 100,000 shares of its common stock to one individual (Alex Von Streervwitz) in consideration for the provision of website development services. The stock was issued at a deemed value of $1.00 per share.

        5. On June 1, 1999, the Company issued 2,500 shares of its common stock to one individual in consideration of the provision for consulting services. The stock was issued at a deemed value of $1.00 per share.

        6. On September 15, 1999, the Company issued 1,000 shares of its common stock to one individual in consideration for services provided in connection to the Company's office relocation. The stock was issued at a deemed value of $1.00 per share.

        7. On October 15, 1999, the Company issued an aggregate of 25,000 shares of its common stock to three individuals in consideration for the provision of consulting services. The stock was issued at a deemed value of $1.00 per share.

        8. On July 20, 2000, the Company issued an aggregate of 71,000 shares of its common stock to six individuals in consideration for the provision of computer services, including website development. A total of 61,000 shares were issued at a deemed value of $1.00 per share, and 10,000 shares were issued at a deemed value of $2.00 per share.

        9. On October 25, 2000, the Company agreed to issue 370,000 shares of its common stock to John Jones, the Company's President, and 170,000 shares of its common stock to Linda Raynall, the Company's Secretary, at a deemed value of $1.00 per share. These shares were issued in consideration for professional and management services provided by these individuals to the Company during the period January 1, 2000-September 30, 2000.

        10. On April 24, 2001, the Company agreed to issue 205,555 shares of its common stock to John Jones, the Company's President, and 94,444 shares of its common stock to Linda Raynall, the Company's Secretary, at a deemed value of $1.00 per share. These shares were issued in consideration for professional and management services provided by these individuals to the Company during the period October 1, 2000-January 31, 2001. These shares have not yet been issued, but the Company expects that they will be issued during May 2001.

Asset Acquisitions and Investments

        1. On March 1, 1999, the Company issued 50,000 shares of its common stock to one individual in consideration of an investment of $50,000. The shares were issued at a deemed value of $1.00 per share.

        2. On June 1, 1999, the Company issued an aggregate of 350,000 shares of its common stock to two individuals in consideration for the purchase of the assets and ongoing business operations of Allstate Mortgage, Inc. ("Allstate"), a privately held Louisiana company. Total consideration for the asset purchase was to be 550,000 shares of the Company's common stock, to be issued at a deemed value of $2.00 per share. Assets to be acquired by the Company included five office locations, a mortgage broker license for the state of Louisiana and a sales team of approximately 15-20 employees. At the time of purchase, the assets of Allstate including its ongoing mortgage transaction contracts were estimated to be worth approximately $1.3 million. This purchase was not completed, as it was in part contingent upon the Company obtaining its OTC:BB listing. To date, Allstate has continued to operate independently and no revenues have flowed back to the Company. The Company and Allstate have recently negotiated a verbal assurance that this transaction will be completed, upon a new valuation of the assets of Allstate. The Company anticipates that no additional shares will be issued in connection with this transaction beyond the 350,000 shares previously issued.

        3. On August 14, 1999, the Company issued an aggregate of 1,000,000 shares of its common stock at a deemed value of $1.00 per share to one individual in consideration for the acquisition of Mid-America Mortgage, Inc.

        4. On August 19, 1999, the Company issued 1,000 shares of its common stock to one individual in consideration of an investment of $1,000. The shares were issued at a deemed value of $1.00 per share.

        5. On August 19, 1999, the Company issued 4,000 shares of its common stock to one individual in consideration of an investment of $8,000. The shares were issued at a deemed value of $2.00 per share.

        6. On September 1, 1999, the Company issued an aggregate of 100,000 shares of its common stock to one individual in consideration for the purchase of the assets and ongoing business operations of Abbott Financial, Inc., d/b/a Mortgage Resource Associates ("Abbott"), a privately held Colorado company.

                Total consideration for the asset purchase was to be 425,000 shares of the Company's common stock, to be issued at a deemed value of $1.00 per share.

        7. On September 1, 1999, the Company issued an aggregate of 1,200,000 shares of its common stock to three individuals in consideration for the purchase of the assets and ongoing business operations of American Capital Mortgage Group, LLC ("ACMG"), a privately-held Colorado company. Total consideration for the asset purchase was initially to be 600,000 shares of the Company's common stock, to be issued at a deemed value of $2.00 per share. On the advice of certain business advisors, the Company later increased the consideration to be paid to 1,200,000 shares of its common stock, with the remaining 600,000 shares to be issued at a deemed value of $1.00 per share.

        8. On September 1, 1999, the Company issued an aggregate of 808,700 shares of its common stock to eleven individuals in consideration for the purchase of the assets and ongoing business operations of America's Mortgage Mart, Inc. ("AMM"), a privately-held Pennsylvania company. Total consideration for the asset purchase was to be 800,000 shares of the Company's common stock, to be issued at a deemed value of $1.00 per share.

        9. On October 9, 1999, the Company issued an aggregate of 775,000 shares of its common stock to three individuals in consideration for the acquisition of mortgage broker licenses for the states of Maryland, Virginia and West Virginia. These individuals also provided certain business development services to the Company. The shares were issued at a deemed value of $1.00 per share.

        10. On October 15, 1999, the Company issued 202,500 shares of its common stock to one individual in consideration for the purchase of the assets and ongoing business operations of Aaction Mortgage Co., Inc. ("Aaction"), a privately-held Massachusetts company. Total consideration for the asset purchase was to be 225,000 shares of the Company's common stock, to be issued at a deemed value of $1.00 per share.

Regulation S Distribution

        1. On March 20, 1999, the Company issued an aggregate of 6,439,100 shares of its common stock to 59 individuals residing outside of the U.S. under the provisions of Regulation S. These shares were issued at a deemed value of US $1.00 per share and were issued in consideration for either cash or services to be provided.

Returns to Treasury

        During the preparation of a legal opinion regarding the tradability of the Company's shares, dated March 27, 2001, the Company's new counsel conducted an in-depth and detailed review of all share issuances made by the Company to date. As a result of this review, the Company has determined that certain returns to treasury are required to be made, as follows:

        1. The March 7, 1999, share issuance to three individuals who provided underwriting and other services to the Company should be reduced by 5,000 shares, as one individual did not perform the contracted duties.

        2. The March 20, 1999, share issuance under Regulation S should be reduced by 15,800 shares, as six individuals did not perform the services they had agreed to provide to the Company in return for their shares.

        3. The July 20, 2000, share issuance to six individuals who provided computer services and website design services to the Company should be reduced by 56,000 shares, as four individuals received a duplicate share issuance.

Adjusted Share Capital

        Upon the completion of all share returns to treasury the Company will have a total of 600 shareholders, holding an aggregate of 23,128,724 shares of common stock. This number is subject to change, depending on the outcome of certain issues relating to asset purchases made by the Company, as set out in
ITEM 3 - Legal Proceedings.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with our Financial Statements and the notes thereto appearing elsewhere in this document.

        This discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results and events could differ materially from those projected, anticipated, or implicit in such forward-looking statements as a result of the risk factors set forth elsewhere in this report. With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements may include, among other things, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements.

OVERVIEW


        The Company was organized in 1997 but did not conduct any business activities until 1999. The Company is engaged in the creation of a business for the provision of financial services to the middle-income market, through a combination of an interactive, comprehensive website and telephone or in-person service. Through strategic alliances with insurance and securities brokers, we are in the process of creating a large network of agents who will be trained in proprietary financial planning software being developed for us.

        The Company has a very minimal operating history and no revenues have been generated to date. Although we have a wholly-owned subsidiary, Mid-America, it is an independent operation, funding itself entirely through its own revenues and retaining all profits. We have been funded to date through personal contributions from our President and CEO, John Jones. The Company's own activities have been limited to start-up procedures. Consequently, we have incurred the expenses of start-up and licensing, as well as the costs of certain failed ventures, including a series of purchases of mortgage broker companies that have not, and may never, come to fruition. Future operating results will depend on many factors, including the following: our ability to raise adequate working capital, the demand for our services and products, the level of competition, and our ability to satisfy governmental regulations and deliver Company services and products while maintaining quality and controlling costs.

RESULTS OF OPERATIONS

First Year of Operations (February 1, 1999-January 31, 2000)

        During our first year of operation, we worked toward the development of our business plan and structure. We entered into several asset purchase agreements with various regional mortgage brokerages, in order to acquire the underlying infrastructure, customer lists and licenses to operate in as many states as possible, as well as attempting to establish a reliable revenue stream to continue business development. We also began to consider the process by which we would become a public company and started to review various options, including reverse-merging into existing, inactive public companies.

Second Year of Operations (February 1, 2000-January 31, 2001)

        During the Company's second year of operations, we worked extensively to refine our business plan and begin its implementation. In February of 2000 we entered into negotiations with the principals of TCT Financial, a public company with no active operations, which had been formed for the purpose of reverse-merging into a private company with either active or imminently active business operations. We reached an agreement whereby we purchased all of the issued and outstanding shares of TCT Financial, and the appropriate documentation was filed with the SEC on May 23, 2000. We also began working with a third party regarding the development of our website concept, which will be a cornerstone of our business operations.

        A major accomplishment for us during fiscal 2000 was the entry into the Insurance Brokerage Agreement with Legacy and Golden. Under the terms of this agreement, Legacy, Golden and the Company will be able to cross-sell mortgage and insurance products through the other parties and share revenues derived from sales. Some 200 independent agents working for Legacy are also licensed to sell securities, which has allowed us to incorporate securities brokerage services into our proposed operations and will allow all parties to offer securities advice and investment counseling, with sales to be underwritten by the appropriate Legacy agents. Upon attaining our OTC:BB listing, we will immediately begin training the Legacy and Golden agents on the proprietary financial planning software which is being developed for us, and which, we hope, will help to establish us as the premier financial planning and funding service for our target market of younger consumers, in the 50,000-100,000 yearly income range.

        Upon the completion of our reverse-merger and subsequent filing with the SEC, we then began actively seeking out market makers with the intention of filing an application to have our shares quoted on the OTC:BB, thereby creating a public market for our shares. Our application to the NASD was made in early 2000, but was stalled due to a variety of issues. The NASD raised certain questions relating to our corporate history and the merger with TCT Financial, and requested that we seek and provide a comprehensive legal opinion relating to the tradability of all shares issued since the inception of our Company. This delay proved very costly to the Company, as it led to the collapse of certain of the asset purchase agreements we had entered into during fiscal 1999 with regional mortgage brokerage companies. This led to us incurring additional costs, unrecoverable expenditures to certain of these companies and lost revenues, which severely impacted our ability to continue the development of our business. In particular, the lack of revenues made it very difficult for us to obtain suitable legal counsel to review our corporate history and prepare the opinion requested by the NASD. We were not able to secure qualified securities and corporate counsel until just prior to our fiscal year end, and the legal opinion was not completed until the end of March 2001.

Revenues and Expenses

        We have yet to generate any revenues from sales. We are devoting substantially all of our present efforts to: (1) developing our management team and administrative network, (2) developing our products for introduction into the market, and (3) obtaining sufficient capital to commence full operations. Our funding to date has been provided almost entirely by our President and CEO, Mr. John Jones, as well as through certain outside investments. We have attempted to issue shares to individuals in consideration for work performed on our behalf wherever possible.

        Our expenses during fiscal 1999 were $23,869, and largely related to travel and other expenses incurred in connection with various asset acquisitions. During fiscal 2000, however, our expenses increased to $26,330 largely as the result of conducting the reverse-merger transaction with TCT Financial and seeking a market maker to sponsor our listing on the OTC:BB.

Liquidity and Capital Resources

        We have not generated revenues during our start-up period of operations, and it is unknown when we will generate such revenues. To date we have been funded almost entirely by our President and CEO, John Jones, and through certain other private investors. However, Mr. Jones will not be able to provide additional funds sufficient to cover our anticipated offering expenses and we will be dependent upon securing our OTC:BB listing to continue our operation. The anticipated completion of our asset purchase transaction with Allstate will also provide us with a limited amount of operating revenue. We also have certain other potential asset purchase transactions in negotiations that, if completed, will provide us with further revenues. However, each of these potential transactions is contingent upon our first receiving our OTC:BB listing. We intend to pay for these contemplated asset purchase transactions by the issuance of equity shares from our treasury.

        We also intend to generate sales revenues by commencing our operations upon having the financial planning software completed, so that we will be able to begin training the Legacy and Golden agents on its operation. We will receive fees from each sale of product these agents are able to make, as well as sales of products that we are able to make on our own behalf. We will also continue the research and development of our products, increase the number of our employees and expand our operations where necessary as demand for our products and services grow. However, until our OTC:BB listing has been approved and a public market for our shares has been created, we must also put a fair amount of business plans on hold, such as training the Legacy and Golden agents in our proprietary financial planning software. We are uncertain whether existing capital and anticipated funds from operations will be sufficient to sustain operations and planned expansion in the next twelve months. Consequently, we may be required to seek alternative financing in order to make additional funds available to commence at least some operations. No assurance can be made that such financing will be available, and, if available, it may take either the form of debt or sales of Company equity. In either case, the financing could have a negative impact on our financial conditions and our stockholders.

        The Company anticipates that it will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as that of financial planning and assistance. Such risks for us include, but are not limited to, an evolving and unpredictable market and the management of growth.

        To address these risks, the Company must, among other things, obtain a customer base, implement and successfully execute our business strategy, develop an effective marketing strategy and continue to develop and upgrade our technology and products. Upon commencing operations we will also need to provide superior customer services and order fulfillment, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so can have a materially adverse effect on our business prospects, financial condition and results of operations.

ITEM 7.  FINANCIAL STATEMENTS


        The Company's audited Financial Statements are indexed under item 13(B), attached hereto and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


        None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


        The following table sets forth the name, age and position of each of Executive Officer and Director of the Company.

NAME AND MUNICIPALITY                             PRINCIPAL OCCUPATION FOR
   OF RESIDENCE                     AGE             PREVIOUS FIVE YEARS
---------------------               ---           ------------------------
JOHN EDWARD JONES(1)                51      Mr. Jones' principal occupation in
Virginia Beach, Virginia                    the last seven years is as President
DIRECTOR, PRESIDENT AND CEO                 and CEO of the Company from February
                                            1998 to present and as the Director
                                            and President of Jones Financial
                                            Services from February 1994 to
                                            February 1998.

LINDA RAYNALL(1)                    52      Ms Raynall's principal occupation in
Virginia Beach, Virginia                    the last five years is as Secretary
SECRETARY/TREASURER                         and Treasurer and of the Company. Ms
                                            Raynall was the founder of the
                                            original Mirador Diversified
                                            Services, Inc. in February 1997,
                                            before the merger with TCT Financial
                                            Group B, Inc. Her knowledge is
                                            primarily of corporate building,
                                            mass recruiting service
                                            infrastructure and human resources.


ANTHONY MARTINS                     57      Mr. Martins is an accomplished bank
Los Angeles                                 executive offering an impressive
CHIEF FINANCIAL OFFICER                     record of achievement with major
                                            commercial banks including the Bank
                                            of Montreal. Mr. Martins currently
                                            works with a private bank in Florida
                                            and is experienced as a Marketing
                                            and New Business Development Officer
                                            for its Palm Beach and Broward
                                            Counties activities. Mr. Martins
                                            established the Bank's loan
                                            administration and legal
                                            documentation departments and was
                                            responsible for over $200 million in
                                            new lines of credit and corporate
                                            re-structuring.

CHARLES JAMES                       61      Mr. James works as the Vice
Los Angeles                                 President of Golden State Mutual
DIRECTOR                                    Life Insurance Company, and has over
                                            30 years of experience in sales,
                                            sales management and administration
                                            of life and health insurance
                                            products.

DAVID ALEXANDER(1)                  34      As co-founder of Mirador Diversified
Mission Viejo, CA                           Services, Inc., and Principal
DIRECTOR                                    Engineer, Mr. Alexander brings to
                                            the organization 15 years of
                                            experience in the high tech industry
                                            in the development and testing of
                                            communications technology. He is
                                            currently involved with a leading
                                            developer and supplier of Light
                                            Pulse fibre channel technology.

NAME AND MUNICIPALITY                             PRINCIPAL OCCUPATION FOR
   OF RESIDENCE                     AGE             PREVIOUS FIVE YEARS
---------------------               ---           ------------------------
T.L. BYRD                           41      Mr. Byrd has eighteen years of
Denver, CO                                  in-depth, diverse experience and
DIRECTOR                                    proven ability in the management of
                                            services activities in the financial
                                            industry, fourteen of these at the
                                            management level. He has a record
                                            proving him effective in liaison
                                            with secondary marketing,
                                            underwriters, legal counsel,
                                            consultants, realtors, board
                                            members, investors and government
                                            agencies.

                                            As the founder of the Company's
                                            wholly-owned subsidiary,
                                            Mid-America, Mr. Byrd has served
                                            as its Chief Operating Officer


ELROY EUGENE GRAVELY                56      Co-Founder of California Finance
Pasadena, CA                                Express, with 28 years of mortgage
DIRECTOR                                    and marketing experience. Former
                                            Western Vice-President for Empire of
                                            America retail division. Second
                                            Vice-President of Gill Mortgage, Los
                                            Angeles Division. Responsible for
                                            development and implementation of
                                            marketing and origination strategies
                                            in specialized areas such as FHA/VA,
                                            Fannie Mae and HUD.

----------------
(1)     Member of the Audit Committee

        Each Director is elected annually and holds office until his successor is duly elected at the next annual meeting, unless his office is earlier vacated in accordance with the Articles of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


        Section 16(a) of the Exchange Act requires the Company's directors, officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of common stock and other equity securities of the Company on Form 4 and/or Form 5. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports on Forms 3, 4, and 5 as they are filed.

        Up until March, 2001 the Company was not represented by legal counsel, and the principals were unaware of the filing requirements under Section 16(a). The Company has now been made aware of this filing requirement and is working diligently to rectify this deficiency as soon as possible and to ensure that subsequent filings under Section 16(a) are properly made. Moreover, because the Company has been a privately held company until recently, the majority of its shares have been subject to Rule 144 resale restrictions. To date, no sales of stock have been made by any of the officers, directors or beneficial stockholders.

ITEM 10.  EXECUTIVE COMPENSATION


The following compensation information relates to amounts paid to the Chief Executive Officer for the preceding three (3) years. None of the Company's directors or officers received compensation in excess of $100,000 in 2000, 1999 or 1998.

                                  ANNUAL COMPENSATION                         LONG TERM COMPENSATION
                            ------------------------------         -------------------------------------------
                                                                                       AWARDS                    PAYOUTS
                                                                   -------------------------------------------   -------
                                                                   OTHER           SECURITIES      RESTRICTED
                                                                   ANNUAL          UNDER           SHARES OR       LTIP    ALL OTHER
NAME AND PRINCIPAL          YEAR                                   COMPEN-         OPTIONS         RESTRICTED      PAY-    COMPEN-
POSITION                    ENDING     SALARY        BONUS         SATION          GRANTED         SHARE UNITS     OUTS    SATION
------------------          ------     ------        -----         ------          -------         -----------     ----    ---------
John E. Jones                2000        --            --            --                             575,555(1)      --         --
Director, President and      1999        --            --            --                                  --         --         --
CEO                          1998        --            --            --                                  --         --         --

---------------
(1) Of this amount, 370,000 shares of common stock were issued as of October 25, 2000, and represent compensation for services rendered from January 1-September 30, 2000. The remaining 205,555 shares of common stock were approved for issuance by the Board of Directors on April 24, 2001 as compensation for services rendered from October 1, 2000-January 31, 2001. These shares have not yet been issued but will be issued by mid-May, 2001.

PENSION PLANS


        The Company does not yet have any defined benefit pension plan which provides annual benefits to any Executive Officers. Contingent upon sufficient revenues and funding becoming available the Company intends to review this issue during fiscal 2001, with a view toward establishing a pension benefit plan.

COMPENSATION OF DIRECTORS


        None of the Directors has to date received any Director's fees or other form of compensation. The Company intends to review this issue during fiscal 2001, with a view toward establishing a compensation package, but such a package will be necessarily dependent upon the Company's revenues, if any.

EXECUTIVE COMPENSATION


        Other than John Jones, the Chief Executive Officer and Linda Raynall, the Corporate Secretary, none of the Executive Officers of the Company received any reportable salary or bonus during 2000. John Jones received 505,000 shares of common stock in consideration for his efforts on behalf of the Company and Linda Raynall received 226,666 shares in consideration of her efforts. Of these amounts, a total of 205,555 and 94,444 shares respectively had been allocated but unissued as at January 31, 2001.

        The Company has no incentive stock option plan in place nor has it granted any incentive stock options to any of its officers, directors or employees. The Company may implement a stock option plan during fiscal 2001, depending on the success of its proposed operations.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


        Of the total issued and outstanding 23,505,524 shares of the Company's common stock, the following table sets forth, as of January 31, 2000, the total and individually held number of the Company's common shares and the percentage of such beneficially owned shares held by the Directors, Officers and each person known by the Company to be the beneficial owner of more than 5% of the shares.

        NAME OF BENEFICIAL OWNERS                                     NUMBER OF SHARES OWNED                       PERCENT OF CLASS
        -------------------------                                     ----------------------                       ----------------
John E. Jones, President, CEO and Director                                  5,370,000                                   23.14

Linda Raynall, Secretary and Director                                       5,170,000                                   22.28

Michael Hallett                                                             1,200,000                                    5.17

Roy Buxbaum                                                                 1,200,000                                    5.17

Ken Kerster                                                                 1,200,000                                    5.17

TOTAL                                                                      14,140,000                                   60.93

SECURITIES OF THE COMPANY HELD IN ESCROW


        The Company has no shares held in escrow.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


        The Company believes that all transactions that have taken place to date have been made on an arms-length basis and that no conflicts of interest have arisen between the Company and its officers, directors and affiliates. The Company intends to continue to exercise its best business judgment and discretion in resolving any such conflicts between the Company and others with respect to these and all other matters, and the Company believes that it will generally be able to resolve any such conflicts on an equitable basis.

ACCRUED MANAGEMENT FEES


        The Company's management has received no monies to date in respect of management and administrative services provided. The Company's management has, however, been issued shares in compensation for services rendered. Through an oversight, the Company did not issue shares to its management for services rendered during the fiscal year February 1, 1999-January 31, 2000. Accordingly, the Company intends to issue a total of 493,333 shares to John Jones and 226,666 shares to Linda Raynall in consideration of their efforts during fiscal 1999.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


A. During the fiscal year 2000, the Company filed reports on Form 8-K on May 23, 2000, November 13, 2000, and December 28, 2000. The May 23, 2000, Form 8-K was filed under the name of the Company's predecessor, TCT Financial Services B, Inc.

B.      Documents filed as part of this Report
         Financial Statements:

           INDEX TO FINANCIAL STATEMENTS

                  1. Independent Auditors Report                                              F-1
                  2. Financial Statements:
                        Statements of Operations......................................        F-2
                        Balance Sheet.................................................        F-3
                        Statement of Cash Flow........................................        F-4
                        Statement of Stockholders Equity..............................        F-5
                        Notes to Financial Statements.................................        F-8

C.      Financial Statements of Mid-America(1)

           INDEX TO FINANCIAL STATEMENTS

                  1. Independent Auditors' Report                                             F-9
                  2. Financial Statements:
                        Balance Sheet.................................................        F-10
                        Statement of Operations.......................................        F-11
                        Statement of Changes in Stockholders Equity...................        F-12
                        Statement of Cash Flows.......................................        F-13
                        Schedule of Computation of Adjusted Net Worth.................        F-14
                        Notes to Financial Statements.................................        F-15-16
                        Report of the Internal Control Structure......................        F-17-18
                        Report on Compliance with Specific Requirements Applicable
                          to Major HUD Programs.......................................        F-19
                        Comments and Recommendations..................................        F-20-21

---------
(1) Financial Statements are provided on an unconsolidated basis to provide a more accurate picture to the Company's investors.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2001.

                                            MIRADOR DIVERSIFIED SERVICES, INC.



                                            By: /s/ John Jones
                                               ---------------------------------
                                               John Jones
                                               President and Chief Executive
                                               Officer


                                POWER OF ATTORNEY


        KNOW ALL PERSONS BY THESE PRESENTS THAT, each person whose signature appears below, hereby severally constitutes and appoints John Jones his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of the, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorneys'-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of May, 2001.

       Signature                            Title                               Date
       ---------                            -----                               ----
/s/ John Jones                    Director, President and                   May 15, 2001
------------------------------    Chief Executive Officer
John Jones                        (Principal Executive Officer)

                                  Chief Financial Officer                   May 15, 2001
/s/ Anthony Martins, Jr.          (Principal Financial Officer and
------------------------------    Principal Accounting Officer)
Anthony Martins, Jr.

/s/ David Alexander               Director                                  May 15, 2001
------------------------------
David Alexander

/s/ T.L. Byrd                     Director                                  May 15, 2001
------------------------------
T.L. Byrd

                       MIRADOR DIVERSIFIED SERVICES, INC.

                              FINANCIAL STATEMENTS

                  FOR THE YEAR ENDED DECEMBER 31, 2000 AND THE
                        ONE MONTH ENDED JANUARY 31, 2001

                       MIRADOR DIVERSIFIED SERVICES, INC.

                                TABLE OF CONTENTS


Independent Auditors' Report                                           F-1

Financial Statements:

        Balance sheet                                                  F-2

        Statement of Operations                                        F-3

        Statement of stockholders' equity                              F-4

        Statement of cash flows                                        F-5

        Notes to financial statements                                  F-6-8

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Mirador Diversified Services, Inc.
Virginia Beach, Virginia


We have audited the accompanying balance sheet of Mirador Diversified Services, Inc. as of January 31, 2001 and December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the period January 1, 2001 to January 31, 2001 and for the year ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes examining , on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mirador Diversified Services, Inc. as of January 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the period January 1, 2001 to January 31, 2001 and for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1999 were audited by other accountants, whose report dated July 17, 2000, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet it obligations and sustain its operations. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.


Michael Johnson & Co., LLC
Denver, Colorado
April 9, 2001

              MIRADOR DIVERSIFIED SERVICES, INC.

                        Balance Sheets
            January 31, 2001 and December 31, 2000


                                                             January 31,       December 31,
                                                                2001              2000
                                                             -----------       -----------
OTHER ASSETS:
   Organizational Costs                                      $     2,366       $     2,366
   Less Accumulated Amortization                                     682               643
                                                             -----------       -----------
   Total Other Assets

TOTAL ASSETS                                                 $     1,684       $     1,723
                                                             ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable & Accrued Expenses                       $    26,330       $    23,869
                                                             -----------       -----------
   Total Current Liabilities                                      26,330            23,869
                                                             -----------       -----------

STOCKHOLDERS' EQUITY:
   Common Stock, Par Value $.001, 25,000,000 shares
   authorized, 23,205,524 issued and outstanding at
   December 31, 20000 and January 31, 2001 respectively           23,206            23,206
   Additional Paid-In Capital                                  4,677,794         4,677,794
   Retained Deficit                                           (4,725,646)       (4,723,146)
                                                             -----------       -----------
   Total Stockholders' Equity                                     24,646           422,146
                                                             -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     1,684       $     1,723
                                                             ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                       MIRADOR DIVERSIFIED SERVICES, INC.

                            STATEMENTS OF OPERATIONS
                 For the One Month Period Ended January 31, 2001
                      and the Year Ended December 31, 2000


                                      January 31,       December 31,
                                         2001              2000
                                     ------------       ------------
REVENUES:                            $         --       $         --

EXPENSES:

   Acquisition Expenses                                        1,300
   General and Administrative               2,500          4,691,700
                                     ------------       ------------
   Total Expenses                           2,500          4,693,000
                                     ------------       ------------

NET INCOME (LOSS)                    $     (2,500)      $ (4,693,00)
                                     ============       ============

PER SHARE INFORMATION:
   Weighted average number
   of common shares outstanding        23,205,524         18,376,914
                                     ------------       ------------

NET LOSS PER COMMON SHARE            $      (0.01)      $      (.026)
                                     ============       ============



   The accompanying notes are an integral part of these financial statements.

                       MIRADOR DIVERSIFIED SERVICES, INC.
                  Statements of Changes in Stockholders' Equity


                                         COMMON STOCK              ADDITIONAL        RETAINED           TOTAL
                                 ----------------------------        PAID-IN         EARNINGS        STOCKHOLDERS'
                                   SHARES           AMOUNT           CAPITAL         (DEFICIT)          EQUITY
                                 -----------      -----------      -----------      -----------       -----------
BALANCE - DECEMBER 31, 1999      $ 7,937,614      $     7,938      $        62      $    (5,634)      $     2,366
                                 -----------      -----------      -----------      -----------       -----------

Stock issued for services         13,967,910           13,968        4,677,732                          4,691,700
Stock issued for merger            1,300,000            1,300                                               1,300
Net Loss for year ended                                                              (4,717,512)       (4,717,512)
                                 -----------      -----------      -----------      -----------       -----------
BALANCE DECEMBER 31, 2000         23,205,524           23,206        4,677,794       (4,723,146)          (22,146)
                                 ===========      ===========      ===========      ===========       ===========

Net Loss for Period                       --               --               --               --                --
Ending January 31, 2001                   --               --               --           (2,500)           (2,500)
                                 -----------      -----------      -----------      -----------       -----------

Balance January 31, 2001         $23,205,524      $    23,206      $ 4,677,794      $(4,725,646)      $   (24,646)
                                 ===========      ===========      ===========      ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                       MIRADOR DIVERSIFIED SERVICES, INC.

                            Statements of Cash Flows
                 For the One Month Period Ended January 31, 2001
                        and Year Ended December 31, 2000


                                                         One Month        Year
                                                           Ended          Ended
                                                         January 31,    December 31,
                                                            2001           2000
                                                          --------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Loss                                               $ (2,500)     $(4,717,512)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Amortization Expense                                      39              474
      Stock issued for services                                           4,693,169
      Changes in Assets and Liabilities
      Increase in Accounts Payable and                       2,461           23,869
         Accrued Expenses
                                                          --------      -----------

Net Cash Used in Operating Activities
                                                          --------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            --               --

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                --               --
                                                          --------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $     --      $        --
                                                          ========      ===========


SUPPLEMENTAL INFORMATION:
      Interest Paid                                       $     --      $        --
                                                          ========      ===========
      Income Taxes Paid                                   $     --      $        --
                                                          ========      ===========

NON-CASH ITEMS
   15,267,910 shares were issued for
        merger and administrative expenses


    The accompanying notes are an integral part of these financial statements

                       MIRADOR DIVERSIFIED SERVICES, INC.
                          Notes to Financial Statements
                                January 31, 2001


NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Mirador Diversified Services, Inc. (the "Company") was incorporated on June 11, 1999 under the name of TCT Financial Services B, Inc. ("TCT Financial"). On February 10, 2000, the Company entered into a reverse-merger agreement whereby the Company agreed to purchase all of the outstanding share capital of Mirador Diversified Services, Inc. a privately held Nevada corporation formed on February 27, 1997 ("Mirador"), that is developing a business plan to engage in providing Internet-based information and electronic commerce ("e-commerce") financial services to middle-income consumer market. The effect of the reverse-merger agreement was the transfer of control of the Company from the original principals of TCT to the principals of Mirador.

The Company continues to work towards completing and refining the business plan developed by the pre-merger Mirador entity. The Company is hoping to commence active business operations during fiscal 2001. The Company itself is not actively operating. It does not have an agreement to have a wholly-owned subsidiary, Mid-American Mortgage, Inc. ("Mid-America), based in Denver, Colorado, which is actively conducting business. Mid-America operates as an independent entity, and all revenues and expenditures are contained within Mid-America only. No revenues pass from Mid-America to the Company and the Company is not responsible for the payment of any expenditures incurred by Mid-America in conducting business.

BASIS OF ACCOUNTING

These financial statements are presented on the accrual method of accounting in accordance with generally accepted accounting principles. Significant principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below:

CASH & CASH EQUIVALENTS

The company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

STATEMENT OF CASH FLOWS

The statement of cash flows classifies changes in cash and cash equivalents according to operating investing or financing activities. For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130), required that total comprehensive income be reported in the financial statements. The Company does not have any items considered to be other comprehensive income for the periods being audited.

ORGANIZATIONAL COSTS

Organizational costs are amortized on a straight-line basis over (60) months.

                       MIRADOR DIVERSIFIED SERVICES, INC.
                          Notes to Financial Statements
                                January 31, 2001

NOTE 2  NET (LOSS) PER COMMON SHARE

The net (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares and equivalents outstanding.

NOTE 3   INCOME TAXES:

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                           2001              2000
                                        -----------       -----------
Deferred Tax Liability                  $         0       $         0
                                        ===========       ===========
Deferred Tax Assets
   Net Operating Loss Carryforward        4,725,646         4,723,146
   Less Valuation Allowance              (4,725,646)       (4,723,146)
                                        -----------       -----------
        Total Deferred Tax Assets       $         0       $         0
        Net Deferred Tax Liability      $         0       $         0
                                        ===========       ===========

As of January 31, 2001 and December 31, 2000 the Company has a net operating loss carry forward for federal tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carry forward period. Because the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company's effective tax rate to differ from the statutory income tax rate. The net operating loss carry forward, if not utilized, will begin to expire in the year 2020.

NOTE 4  GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced significant losses from operations. Also, the Company's current liabilities exceed current assets by $26,330 and $23,869 respectively.

The future success of the Company is likely dependent on it's ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing or that it will attain positive cash flow from operations.

                           MID-AMERICA MORTGAGE CORP.

                              FINANCIAL STATEMENTS

                       FOR THE YEAR ENDED JANUARY 31, 2000

                                TABLE OF CONTENTS

                                                                   Page
Independent Auditors' Report                                         F-9

Balance Sheet                                                        F-10

Statement of Operations                                              F-11

Statement of Changes in Stockholders' Equity                         F-12

Statement of in Cash Flows                                           F-13

Schedule of Computation of Adjusted Net Worth                        F-14

Notes to Financial Statements                                        F-15-16

Report of the Internal Control Structure                             F-17-18

Report on Compliance with Specific Requirements
    Applicable to Major HUD Programs                                 F-19

Comments and Recommendations                                         F-20-21

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
  Mid-America Mortgage Corp.
Denver, Colorado

We have audited the accompanying balance sheet of Mid-America Mortgage Corp. as of January 31, 2000 and 1999, and the related statements of operations, stockholders' equity, cash flows and analysis of net worth for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


Michael Johnson & Co., LLC
Denver, Colorado
April 19, 2000

                           MID-AMERICA MORTGAGE CORP.
                                 BALANCE SHEETS
                            JANUARY 31, 2001 AND 2000


                                                             2001             2000
                                                           ---------       ---------
ASSETS:
CURRENT ASSETS:
Cash                                                       $ 107,239       $ 147,399
Accounts Receivable                                              200          15,200
                                                           ---------       ---------
TOTAL CURRENT ASSETS                                         107,439         162,599
                                                           ---------       ---------

FIXED ASSETS:
Vehicle                                                       29,550          24,530
Computers & Furniture                                         56,457          56,457
                                                           ---------       ---------
TOTAL FIXED ASSETS                                            86,007          80,987
Less Accumulated Depreciation                                (71,382)        (57,006)
                                                           ---------       ---------
NET FIXED ASSETS                                              14,625          23,981
                                                           ---------       ---------

OTHER ASSETS:
Investment                                                    29,315          29,315
Refundable Deposits                                              925             850
Mortgage Loans Receivable                                     35,000          34,250
Organization Cost                                                 --             400
                                                           ---------       ---------
TOTAL OTHER ASSETS                                            65,240          64,815
                                                           ---------       ---------

TOTAL ASSETS                                               $ 187,304       $ 251,395
                                                           =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts Payable                                           $   4,200       $  20,838
Taxes Payable                                                 22,307          16,499
Line of Credit                                                14,070          14,383
Notes Payable                                                 10,813          33,968
                                                           ---------       ---------
TOTAL CURRENT LIABILITIES                                     51,390          85,688
                                                           ---------       ---------

STOCKHOLDERS' EQUITY:
Common Stock: No par value, 75,000 shares authorized,
   issued and outstanding 52,000 shares                      245,036         222,824
Retained (Deficit)                                          (109,122)        (57,117)
                                                           ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                   135,914         165,707
                                                           ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 187,304       $ 251,395
                                                           =========       =========



   The accompanying notes are an integral part of these financial statements.

                           MID-AMERICA MORTGAGE CORP.
                             STATEMENT OF OPERATIONS
                  FOR THE YEAR ENDED JANUARY 31, 2001 AND 2000


                                                2001             2000
                                              ---------       ---------
REVENUE:
Loan Origination Fees                           552,204         599,480
                                              ---------       ---------
TOTAL REVENUE                                   552,204         599,480
                                              ---------       ---------

OPERATING EXPENSES:
Loan Origination Costs                          465,638         501,630
General and Administrative                      138,571         126,648
                                              ---------       ---------
TOTAL EXPENSES                                  604,209         628,278
                                              ---------       ---------

OPERATING (LOSS)                                (52,005)        (28,798)


Retained (Deficit) - beginning of period        (57,117)        (28,319)
                                              ---------       ---------

Net (Deficit) - Ending of period              $(109,122)      $ (57,117)
                                              =========       =========

Net (Loss) Per Share                          $   (1.00)      $   (0.55)
                                              =========       =========

Weighted Average Shares Outstanding              52,000          52,000
                                              =========       =========



   The accompanying notes are an integral part of these financial statements.

                           MID-AMERICA MORTGAGE CORP.
                         CHANGE IN STOCKHOLDERS' EQUITY


                                                                 Total
                                                Retained      Stockholders'
                                 Capital        Earnings        Balance
                                ---------      ---------       ---------
Balance - January 31, 1999      $ 180,057      $ (28,319)      $ 151,738

Capital investment                 42,767             --          42,767

Net Loss                               --        (28,798)        (28,798)
                                ---------      ---------       ---------

Balance - January 31, 2000        222,824        (57,117)        165,707
                                ---------      ---------       ---------

Capital investment                 22,212             --          22,212

Net Loss                               --        (52,005)        (52,005)
                                ---------      ---------       ---------

Balance - January 31, 2001      $ 245,036      $(109,122)      $ 135,914
                                =========      =========       =========



   The accompanying notes are an integral part of these financial statements.

                           MID-AMERICA MORTGAGE CORP.
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED JANUARY 31, 2001 AND 2000


                                                        2001            2000
                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                            $ (52,005)      $ (28,798)
Adjustments to reconcile net income
  to net cash provided by operating activities:
Depreciation and amortization                            14,776          14,398
Decrease (increase) in accounts receivable               15,000          (8,990)
Decrease (increase) in investments                          (75)             --
Increase in mortgage loan receivable                       (750)             --
(Decrease) in accounts payable                          (16,638)         (2,215)
Increase in taxes payable                                 5,808          11,912
                                                      ---------       ---------
Cash flows provided by operating activities             (33,884)        (13,693)
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                 (5,020)           (149)
                                                      ---------       ---------
Net cash used in investing activities                    (5,020)           (149)
                                                      ---------       ---------

FINANCING ACTIVITIES:
Principal payments on notes                             (23,155)             --
Proceeds from notes payable                                  --          21,215
Line of credit                                             (313)             --
Capital investment                                       22,212          42,767
                                                      ---------       ---------
Net cash provided by financing activities                (1,256)         63,982
                                                      ---------       ---------


(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (40,160)         50,140

Cash and cash equivalents at beginning of year          147,399          97,259
                                                      ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR              $ 107,239       $ 147,399
                                                      =========       =========

Cash paid during year for interest                    $   5,024       $   6,062
                                                      =========       =========
Income taxes paid                                     $      --       $      --
                                                      =========       =========



   The accompanying notes are an integral part of these financial statements.

                           MID-AMERICA MORTGAGE CORP.
                        COMPUTATION OF ADJUSTED NET WORTH
                          TO DETERMINE COMPLIANCE WITH
                           FHA NET WORTH REQUIREMENTS
                                JANUARY 31, 2001


                                                       2001          2000
                                                     --------      --------
STOCKHOLDERS' EQUITY PER BALANCE SHEET               $135,914      $165,707

Less Unacceptable Assets:
Organizational Costs                                       --           400
                                                     --------      --------
Total Unacceptable Assets                                  --           400
                                                     --------      --------

ADJUSTED NET WORTH FOR FHA REQUIREMENT PURPOSES      $135,914      $165,307
                                                     ========      ========



   The accompanying notes are an integral part of these financial statements.

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

                           MID-AMERICA MORTGAGE CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                JANUARY 31, 2000


Note 6.  INCOME TAXES:

        Significant components of the Company's deferred tax liabilities and assets are as follows:

Deferred Tax Liability                              $      0
                                                    ========
Deferred Tax Assets
       Net Operating Loss Carryforwards             $ 57,117
       Book/Tax Differences in Bases of Assets        15,200
       Less Valuation Allowance                      (72,317)
                                                    ========
Total Deferred Tax Assets                           $      0
                                                    ========
Net Deferred Tax Liability                          $      0
                                                    ========

        As of January 31, 2000, the Company had a net operating loss carryforward for federal tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Because the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company's effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2010.

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

The management is responsible for establishing and maintaining an internal control structure. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of internal control structure policies and procedures. The objectives of an internal control structure are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles and that HUD-assisted programs are managed in compliance with applicable laws and regulations. Because of inherent limitations in any internal control structure, errors or irregularities may nevertheless occur and not be detected. Also, projection of any evaluation of the structure to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the effectiveness of the design may deteriorate.

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


Denver, Colorado
April 19, 2000

      INDEPENDENT AUDITOR'S REPORT ON COMPLIANCE WITH SPECIFIC REQUIREMENTS
                        APPLICABLE TO MAJOR HUD PROGRAMS


To the Board of Directors
of Mid-America Mortgage Corp.
Denver, CO

We have audited the financial statements of Mid-America Mortgage Corp. as of and for the year ended January 31, 2000 and 1999, and have issued our report thereon dated April 19, 2000. In addition, we have audited the Mid-America Mortgage Corp.'s compliance with specific assisted programs, for the years ended January 31, 2000 and 1999. The management of the Mid-America Mortgage Corp. is responsible for compliance with those requirements. Our responsibility is to express an opinion on compliance with those requirements based on our audits.

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